Form 10-Q
period 2019-06-30
Vericity, Inc.
filed 2019-08-14
CIK 1575434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38945

VERICITY, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	46-2348863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8700 W. Bryn Mawr Avenue, Suite 900S, Chicago Illinois	60631
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 288-0073

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name on each exchange on which registered
Common Stock, Par Value $0.001 per share	VERY	NASDAQ Capital Market

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☐ NO ☒

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares of Registrant’s Common Stock outstanding as of August 08, 2019 was 14,875,000.

Part 1. Financial Information

Item I. Financial Statements

Members Mutual Holding Company

Interim Condensed Consolidated Balance Sheets

(dollars in thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS:
Investments:
Fixed maturities – available-for-sale – at fair value (amortized cost; $297,360 and $304,303)	$314,856	$306,586
Equity securities – available-for-sale – at fair value (cost; $104 and $99)	104	99
Equity securities – trading – at fair value (cost; $6,416 and $6,328)	5,682	4,823
Mortgage loans (net of valuation allowances of $62 and $236)	54,297	50,830
Limited partnership interests	13	118
Policyholder loans	5,708	5,623
Total investments	380,660	368,079
Cash and cash equivalents	14,254	20,984
Accrued investment income	2,726	2,985
Reinsurance recoverable	134,861	136,601
Deferred policy acquisition costs	85,231	84,567
Commissions and agent balances (net of allowances of $466 and $562)	13,268	1,864
Intangible assets	1,675	1,716
Deferred income tax assets, net	8,104	10,663
Other assets	32,742	27,511
Total assets	673,521	654,970
LIABILITIES AND EQUITY:
Liabilities:
Future policy benefits and claims	327,811	320,397
Policyholder account balances	90,186	93,051
Other policyholder liabilities	23,292	25,738
Policy dividend obligations	11,155	9,383
Reinsurance liabilities and payables	5,377	6,167
Long-term debt	13,542	10,294
Short-term debt	3,633	3,072
Other liabilities	17,291	14,678
Total liabilities	492,287	482,780
Commitments and contingencies	—	—
Equity:
Retained earnings	174,296	174,558
Accumulated other comprehensive income (loss)	6,938	(2,368)
Total equity	181,234	172,190
Total liabilities and equity	$673,521	$654,970

See notes to interim condensed consolidated financial statements

Members Mutual Holding Company

Interim Condensed Consolidated Statements of Operations

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
REVENUES:
Net insurance premiums	$25,791	$22,089	$48,880	$43,101
Net investment income	3,682	3,720	7,501	7,464
Sales and other net realized investment (losses) gains	(99)	682	949	121
Earned commissions	5,149	3,360	8,895	6,695
Insurance lead sales	1,444	2,123	2,879	4,305
Other income	87	44	142	157
Total revenue	36,054	32,018	69,246	61,843
BENEFITS AND EXPENSES:
Life, annuity, and health claim benefits	16,085	13,540	32,330	26,591
Interest credited to policyholder account balances	837	867	1,638	1,789
Operating costs and expenses	18,357	18,132	37,263	35,026
Amortization of deferred policy acquisition costs	3,383	2,791	6,522	5,616
Other expenses	20	41	42	83
Total benefits and expenses	38,682	35,371	77,795	69,105
(Loss) income from operations before income tax	(2,628)	(3,353)	(8,549)	(7,262)
Income tax (benefit) expense	(30)	(220)	284	(863)
Net (loss) income	$(2,598)	$(3,133)	$(8,833)	$(6,399)

See notes to interim condensed consolidated financial statements

Members Mutual Holding Company

Interim Condensed Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net (loss) income	$(2,598)	$(3,133)	$(8,833)	$(6,399)
Comprehensive income (loss):
Net unrealized gains (losses) on investments (net of tax $1,225, ($701) and $2,474, ($2,080))	4,608	(2,636)	9,306	(7,824)
Total comprehensive income (loss) (net of tax $1,225, ($701) and $2,474, ($2,080))	4,608	(2,636)	9,306	(7,824)
Total comprehensive income (loss)	$2,010	$(5,769)	$473	$(14,223)

See notes to interim condensed consolidated financial statements

Members Mutual Holding Company

Interim Condensed Consolidated Statements of Changes in Equity

(dollars in thousands)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
RETAINED EARNINGS:
Balance – beginning of period	$174,558	$188,405
Cumulative effect adjustment from changes in accounting guidance, net of tax	8,571	—
Balance after adjustments – beginning of period	183,129	188,405
Net (loss) income attributable to the Company	(8,833)	(6,399)
Balance – end of period	174,296	182,006
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance – beginning of period	(2,368)	7,798
Other comprehensive income (loss) attributable to the Company	9,306	(7,824)
Balance – end of period	6,938	(26)
Total equity	$181,234	$181,980

See notes to interim condensed consolidated financial statements

Members Mutual Holding Company

Interim Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(8,833)	$(6,399)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation and amortization and other non-cash items	921	634
Interest credited to policyholder account balances	1,638	1,789
Deferred income tax	85	(888)
Realized investment gains	(949)	(121)
Interest expense	446	169
Change in:
Trading securities	(216)	(157)
Accrued investment income	258	230
Reinsurance recoverable	1,740	4,382
Deferred policy acquisition costs	(665)	(1,560)
Commissions and agent balances	(2,834)	639
Other assets	(3,672)	(572)
Insurance liabilities	3,309	(859)
Other liabilities	1,823	(4,061)
Net cash (used) provided by operating activities	(6,949)	(6,774)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities and repayments of:
Fixed maturity securities	60,356	45,194
Equity securities	—	10
Limited partnerships	138	780
Mortgage loans	1,215	2,735
Purchases of:
Fixed maturity securities	(53,467)	(39,216)
Limited partnerships	(38)	—
Mortgage loans	(4,508)	(5,930)
Change in policyholder loans, net	(86)	304
Other investments, net	(2,336)	(2,529)
Net cash provided (used) by investing activities	1,274	1,348
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of debt	6,845	9,343
Repayment of debt	(3,482)	(1,904)
Deposits to policyholder account balances	240	280
Withdrawals from policyholder account balances	(4,658)	(3,954)
Net cash (used) provided by financing activities	(1,055)	3,765
Net (decrease) in cash and cash equivalents	(6,730)	(1,661)
Cash and cash equivalents – beginning of period	20,984	11,766
Cash and cash equivalents – end of period	$14,254	$10,105
Supplemental cash flow information
Non-cash transactions
Cumulative effect adjustment from changes in accounting guidance, net of tax	$8,571	$—

See notes to interim condensed consolidated financial statements

Members Mutual Holding Company

Notes to Interim Condensed Consolidated Financial Statements

(dollars in thousands)

Note 1 – Summary of Significant Accounting Policies

Description of Business

Vericity, Inc. is a Delaware corporation organized to be the stock holding company for Members Mutual Holding Company (Members Mutual) and its subsidiaries. On August 7, 2019, Vericity Inc. completed the initial public offering of 14,875,000 shares of its common stock at a price of $10.00 per share (the IPO). The IPO was conducted in connection with the conversion of Members Mutual from mutual to stock form and the acquisition by Vericity Inc. of all of the capital stock of Members Mutual following its conversion to stock form after its plan of conversion and amended and restated articles of incorporation were approved at a special meeting of eligible members on August 6, 2019 (the Conversion). As a result of the Conversion, Vericity Inc. became the holding company for converted Members Mutual and its indirect subsidiaries, including Fidelity Life Association and Efinancial, LLC.

Members Mutual is an Illinois‑domiciled mutual insurance holding company. Members Mutual was formed in 2007 in connection with the conversion of Fidelity Life Association, a Legal Reserve Life Insurance Company (Fidelity Life), from a mutual insurance company into a stock insurance company. The members’ interests in Fidelity Life were transferred to Members Mutual as part of the reorganization.  In addition, Fidelity LifeCorp, Inc. (Fidelity LifeCorp), a Delaware general business corporation, was formed as part of the reorganization.  In 2011, the name of Fidelity LifeCorp was changed to LifeStory Interactive, Inc.  In 2014, the name of LifeStory Interactive, Inc. was changed to Vericity Holdings, Inc. (Vericity). The aforementioned companies are collectively referred to as the “Company.”

Members Mutual and Vericity operate as holding companies and currently have no other business operations.  Fidelity Life is an Illinois‑domiciled life insurance company that was founded in 1896.  Fidelity Life markets life insurance products through independent and affiliated distributors and is licensed in the District of Columbia and all states, except New York and Wyoming.  Efinancial, LLC (Efinancial) markets life and other products for non‑affiliated insurance companies and sells life products for Fidelity Life.

The accompanying interim condensed consolidated financial statements present the accounts of Members Mutual and subsidiaries for the three and six months ended June 30, 2019 and June 30, 2018 and at June 30, 2019 and December 31, 2018. These interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2018. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Basis of Presentation

These interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report, as is permitted by such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2018, and notes thereto, included in this registration statement.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The more significant estimates employed in the preparation of the interim condensed consolidated financial statements include the determination of the valuation of investments in fixed maturities and equity securities, investment impairments, the valuation of deferred tax assets, future policy benefits and other policyholder liabilities.

Revenue Recognition

We adopted Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 606”) on January 1, 2019. The majority of our revenue-generating arrangements are premiums received from insurance contracts and therefore are excluded from the scope of ASU 606. Life and health insurance contract premiums are recognized as income when due from policyholders. Deposits on deposit-type contracts are entered directly as a liability when cash is received.

Commission revenue from the sale of insurance products by Efinancial is recognized once the insurance policy is issued by the insurance company and accepted by the customer (policy placement) and recorded as commission receivable, net of any advances received. Provision is made for commission revenue that, based on experience, will ultimately not be earned due to the customer discontinuing the underlying insurance policy. Commission revenue that Efinancial earns from the sale of insurance products where Efinancial acts as the general agent (wholesale distribution) is recorded net of related commission expense paid to the writing agency.

Our primary revenue-generating arrangements that are within the scope of ASU 606 are our brokerage arrangements with third parties. In these arrangements, our customer is the insurance carrier and we have a single performance obligation to place a policy for the insurance carrier. Our performance obligation is satisfied at the point in time when the policy is placed, which is the point in time when the customer obtains control over the policy and has the right to use and obtain the benefits from the policy. In these arrangements, depending on the number of years the policy is in force, a significant majority of our consideration is received in the first year. In addition to the first-year consideration, depending on the specific carrier and product involved, we may also be entitled to renewal commissions over the period of time the policy remains in force. Our consideration is variable based on the amount of time we estimate a policy will remain in force. We estimate the amount of variable consideration that we expect to receive based on our historical experience or carrier experience to the extent available, industry data and our expectations as to future persistency rates. Additionally, we consider application of the constraint and only recognize the amount of variable consideration that we believe is probable to be received and will not be subject to a significant revenue reversal. We monitor and update this estimate at each reporting date.

Because we recognize revenue prior to being entitled to the payment for these renewal commissions, we recognize a contract asset; however, we have determined that the amount of our contract asset is immaterial. Additionally, because our brokerage arrangements consist of a single performance obligation that is satisfied at the point in time that policies are placed, we do not have any remaining performance obligations in our contracts with customers. We have evaluated our arrangements and concluded that none of our brokerage arrangements include a significant financing component, and therefore do not adjust revenue for the time value of money. We have determined that any contract costs (e.g., costs to obtain or costs to fulfill) related to our brokerage arrangements are immaterial.

Our Chief Operating Decision Maker makes decisions by analyzing our segment information, which is included in Note 10. For internal decision-making purposes and external reporting purposes, we do not disaggregate revenue beyond our segment information and believe that any further disaggregation is immaterial.

Insurance lead sales include the sale of potential life insurance customer leads to outside parties including agencies and unaffiliated insurers. Sales of leads are recorded at the time the lead data is transferred to the customer and recorded as a receivable, net of allowance for returns.

Accounting Standards Adopted

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The guidance is effective for interim and annual periods beginning after December 15, 2017. The core principle of the updated guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The standard excludes from its scope the accounting for insurance contracts, financial instruments, and certain other agreements that are governed under other GAAP guidance.  The Company adopted the new revenue guidance effective January 1, 2019 using the modified retrospective approach.

The cumulative effect changes to the Interim Condensed Consolidated Balance Sheet for the adoption of the updated guidance on January 1, 2019 were as follows:

	Balance at December 31,	Adoption Adjustment	Balance at January 1,
ASSETS:	2018	Topic 606	2019
Commissions and agent balances	$1,864	$8,571	$10,435
Deferred income tax assets, net	10,663	—	10,663
Retained earnings	174,558	8,571	183,129

The impact of adoption on the Interim Condensed Consolidated Statement of Operations and Balance Sheet as of June 30, 2019 and for the three and six months ended June 30, 2019 was as follows:

	Three Months Ended June 30, 2019
REVENUES:	Before Adoption Adjustment	Adoption Adjustment Effect	After Adoption Adjustment
Earned commissions	$5,053	$96	$5,149
Total revenue	35,958	96	36,054

(Loss) income from operations before income tax	(2,724)	96	(2,628)
Income tax (benefit) expense	(30)	—	(30)
Net (loss) income	(2,694)	96	(2,598)

	Six Months Ended June 30, 2019
REVENUES:	Before Adoption Adjustment	Adoption Adjustment Effect	After Adoption Adjustment
Earned commissions	$8,696	$199	$8,895
Total revenue	69,047	199	69,246

(Loss) income from operations before income tax	(8,748)	199	(8,549)
Income tax expense (benefit)	284	—	284
Net (loss) income	(9,032)	199	(8,833)

	Six Months Ended June 30, 2019
ASSETS:	Before Adoption Adjustment	Adoption Adjustment Effect	After Adoption Adjustment
Commissions and agent balances	$13,069	$199	$13,268
Deferred income tax assets, net	8,104	—	8,104
LIABILITIES AND EQUITY:
Equity:
Retained earnings	174,097	199	174,296

In January  2016, the FASB issued ASU No. 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance requires changes to the current financial instruments reporting model and is effective for annual periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company expects that the primary effects of the new guidance will be around the accounting for equity investments. All equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) will generally be measured at fair value through earnings. There will no longer be an available-for-sale classification for changes in fair value reported in other comprehensive income (loss) for equity securities with readily determinable fair values. Under the new guidance, changes in the fair value of equity securities will be reported as net realized investment gains (losses) in the Company's consolidated statement of operations. There is no impact to the Company’s results of operations or financial position as the Company holds no investment positions in this category.

Note 2 – Investments

The Company continuously monitors its investment strategies and individual holdings with consideration of current and projected market conditions, the composition of the Company’s liabilities, projected liquidity and capital investment needs, and compliance with investment policies and state regulatory guidelines.

Available‑for‑Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses, fair value, and Other Than Temporary Impairments (OTTI) loss included in Accumulated Other Comprehensive Income (AOCI) of fixed maturities and equity securities available-for-sale are as follows:

	June 30, 2019
Fixed maturities, available-for-sale	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	OTTI Losses
U.S. government and agencies	$15,823	$1,840	$—	$17,663	$—
U.S. agency mortgage-backed	40,960	770	(98)	41,632	—
State and political subdivisions	18,658	1,616	—	20,274	—
Corporate and miscellaneous	134,253	12,727	(754)	146,226	—
Foreign government	131	28	—	159	—
Residential mortgage-backed securities	7,241	497	(9)	7,729	(266)
Commercial mortgage-backed securities	18,922	787	(11)	19,698	—
Asset-backed securities	61,372	398	(295)	61,475	—
Total fixed maturities, available-for-sale	$297,360	$18,663	$(1,167)	$314,856	$(266)

	December 31, 2018
Fixed maturities, available-for-sale	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	OTTI Losses
U.S. government and agencies	$11,459	$1,181	$(129)	$12,511	$—
U.S. agency mortgage-backed	32,811	332	(562)	32,581	—
State and political subdivisions	23,334	694	(117)	23,911	—
Corporate and miscellaneous	155,372	5,972	(4,428)	156,916	—
Foreign government	131	11	—	142	—
Residential mortgage-backed securities	9,786	374	(75)	10,085	(269)
Commercial mortgage-backed securities	16,409	56	(313)	16,152	—
Asset-backed securities	55,001	117	(830)	54,288	—
Total fixed maturities, available-for-sale	$304,303	$8,737	$(6,454)	$306,586	$(269)

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities of mortgage-backed and asset-backed securities may be substantially shorter than their contractual maturity because they may require monthly principal installments and such loans may prepay principal. The amortized cost and fair value of fixed maturities available-for-sale by contractual maturity, are presented in the following table:

	June 30, 2019
	Amortized Cost	Fair Value
Due in one year or less	$10,025	$10,154
Due after one year through five years	38,183	39,930
Due after five years through ten years	29,703	31,533
Due after ten years	90,772	102,520
Securities not due at a single maturity date — primarily mortgage and asset-backed securities	128,677	130,719
Total fixed maturities, available-for-sale	$297,360	$314,856

Fixed maturities with a carrying value of $4,960 and $4,273 were on deposit with governmental authorities as required by law at June 30, 2019 and December 31, 2018, respectively.

The Company’s fixed maturities portfolio was primarily composed of investment grade securities, defined as a security having a rating of Aaa, Aa, A, or Baa from Moody’s, AAA, AA, A, or BBB from Standard & Poor’s, or National Association of Insurance Commissioners (NAIC) rating of NAIC 1 or NAIC 2.  Investment grade securities comprised 97.9% and 94.0% of the Company’s total fixed maturities portfolio at June 30, 2019 and December 31, 2018, respectively.

Mortgage Loans

The Company makes investments in commercial mortgage loans. The Company, along with other investors, owns a pro rata share of each loan. The Company participates in 32 such investment instruments with ownership shares ranging from 3.1% to 30.0% of the trust at June 30, 2019. The Company owns a share of 297 mortgage loans with a loan average balance of $183 and a maximum exposure related to any single loan of $555. Mortgage loan holdings are diversified by geography and property type as follows:

	June 30, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$17,441	32.1%	$16,081	31.5%
Office	13,143	24.2%	12,446	24.4%
Industrial	8,712	16.0%	7,742	15.2%
Mixed use	6,352	11.7%	6,526	12.8%
Apartments	4,265	7.8%	4,118	8.1%
Medical office	3,220	5.9%	2,905	5.7%
Other	1,226	2.3%	1,248	2.3%
Gross carrying value of mortgage loans	54,359	100.0%	51,066	100.0%
Valuation allowance	(62)		(236)
Net carrying value of mortgage loans	$54,297		$50,830

	June 30, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
U.S. Region:
West South Central	$13,397	24.6%	$12,223	23.9%
East North Central	12,614	23.2%	11,262	22.1%
South Atlantic	11,953	22.0%	12,105	23.7%
West North Central	4,399	8.1%	4,067	8.0%
Mountain	4,567	8.4%	4,357	8.5%
Middle Atlantic	2,873	5.3%	2,714	5.3%
East South Central	3,197	5.9%	2,903	5.7%
New England	140	0.3%	144	0.3%
Pacific	1,219	2.2%	1,291	2.5%
Gross carrying value of mortgage loans	54,359	100.0%	51,066	100.0%
Valuation allowance	(62)		(236)
Net carrying value of mortgage loans	$54,297		$50,830

During the six months ended June 30, 2019 and 2018, $4,508 and, $5,930 of new mortgage loans were purchased respectively, which did not include second lien mortgage loans. There were no taxes, assessments, or any amounts advanced that were not included in the mortgage loan balances at June 30, 2019 and December 31, 2018.  At June 30, 2019, and December 31, 2018, the Company had 6 and 6 mortgage loans with a total carrying value of $610 and $617 that were in a restructured status, respectively. There were no impairments for mortgage loans at June 30, 2019 and December 31, 2018.

The changes in the valuation allowance for commercial mortgage loans were as follows:

	Six Months Ended June 30, 2019	Year Ended December 31, 2018
Beginning balance	$236	$268
Net decrease in valuation allowance	(174)	(32)
Ending balance	$62	$236

At June 30, 2019 and December 31, 2018, the Company had no mortgage loans that were on nonaccrual status.

At June 30, 2019 and December 31, 2018, the Company had a commitment to make investments in mortgage loans in the amount of $734 and $4,397, respectively.

Limited Partnerships

The carrying value of limited partnerships at both June 30, 2019 and December 31, 2018, was $13 and $118, which includes undistributed losses of $54 and $96, respectively. The Company’s maximum exposure to loss related to these equity method investments is limited to the carrying value of these investments plus unfunded commitments of $119 and $119 at June 30, 2019 and December 31, 2018, respectively.

At both June 30, 2019 and December 31, 2018, the Company’s limited partnerships holdings were in one hedge fund of funds investment, which consists of a diversified group of managers with multiple strategies being employed.

Net Investment Income

The sources of net investment income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest from:
Fixed maturities - available-for-sale	$3,132	$3,382	$6,442	$6,818
Policyholder loans	80	114	211	157
Mortgage loans	653	503	1,285	1,052
Cash and cash equivalents	46	34	106	53
Dividends on equity securities	106	98	207	193
Gross investment income	4,017	4,131	8,251	8,273
Investment expense	(335)	(411)	(750)	(809)
Net investment income	$3,682	$3,720	$7,501	$7,464

Investment expenses include investment management fees, some of which include incentives based on market performance, custodial fees and internal costs for investment-related activities.

Realized Investment (Losses) Gains

The sources of realized investment (losses) gains are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Investment (losses) gains from:
Fixed maturities - available-for-sale	$42	$133	$153	$250
Equity securities, trading	(131)	500	647	(205)
Mortgage loans valuation allowance	—	52	174	53
Limited partnerships	2	10	(5)	47
Investment expenses	(12)	(13)	(20)	(24)
Total net realized investment (losses) gains	$(99)	$682	$949	$121

Other‑Than‑Temporary Declines in Fair Value

The Company regularly reviews its investments portfolio for factors that may indicate that a decline in the fair value of an investment is other‑than‑temporary. A fixed maturity security is other-than-temporarily impaired if the fair value of the security is less than its amortized cost basis and the Company either intends to sell the fixed maturity security or it is more likely than not the Company will be required to sell the fixed maturity security before recovery of its amortized cost basis. For all other securities in an unrealized loss position in which the Company does not expect to recover the entire amortized cost basis, the security is deemed to be other-than-temporarily impaired for credit reasons.

Significant judgment is required in the determination of whether an OTTI loss has occurred for a security. The Company has developed a consistent methodology and has identified significant inputs for determining whether an OTTI loss has occurred. Some of the factors considered in evaluating whether a decline in fair value is other‑than‑temporary are the financial condition and prospects of the issuer, payment status, the probability of collecting scheduled principal and interest payments when due, credit ratings of the securities, and the duration and severity of the decline.

The credit loss component of a fixed maturity security impairment is calculated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of cash flows discounted at the effective rate implicit to the security at the date of purchase or prior impairment. The methodology and assumptions for estimating the cash flows vary depending on the type of security. For mortgage-backed and asset-backed securities, cash flow estimates, including prepayment assumptions, are based on data from widely accepted third‑party sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral characteristics, expectations of delinquency and default rates, and structural support, including subordination and guarantees. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss exists and the security is considered to be temporarily impaired. If the present value of the expected cash flows is less than amortized cost, the security is determined to be other-than-temporarily impaired for credit reasons and is recognized as an OTTI loss in earnings. The non-credit component, determined as the difference between the adjusted amortized cost basis and fair value, is recognized as OTTI in other comprehensive (loss) income.

A rollforward of the cumulative credit losses on fixed maturity securities are as follows:

	June 30,	December 31,
	2019	2018
Beginning balance of credit losses on fixed maturity securities	$828	$828
Reduction of credit losses related to securities sold during period	—	—
Ending balance of credit losses on fixed maturity securities	$828	$828

Unrealized Losses for Fixed Maturities

The Company’s fair value and gross unrealized losses for fixed maturities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position are as follows:

June 30, 2019	12 months or less		Longer than 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturity securities
U.S. government and agencies	$—	$—	$—	$—	$—	$—
U.S. agency mortgage-backed	2,539	(10)	4,459	(88)	6,998	(98)
Corporate and miscellaneous	3,118	(267)	4,873	(487)	7,991	(754)
Residential mortgage-backed	828	(8)	7	(1)	835	(9)
Commercial mortgage-backed	251	(1)	1,266	(10)	1,517	(11)
Asset-backed securities	28,959	(238)	1,571	(57)	30,530	(295)
Total fixed maturities	$35,695	$(524)	$12,176	$(643)	$47,871	$(1,167)

December 31, 2018	12 months or less		Longer than 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturity securities
U.S. government and agencies	$1,991	$(82)	$1,469	$(47)	$3,460	$(129)
U.S. agency mortgage-backed	11,420	(171)	12,565	(391)	23,985	(562)
State and political subdivisions	5,420	(63)	2,416	(54)	7,836	(117)
Corporate and miscellaneous	62,162	(3,359)	7,310	(1,068)	69,472	(4,427)
Residential mortgage-backed	4,667	(53)	621	(22)	5,288	(75)
Commercial mortgage-backed	4,948	(117)	4,357	(197)	9,305	(314)
Asset-backed securities	35,372	(703)	6,325	(126)	41,697	(829)
Total fixed maturities	$125,980	$(4,548)	$35,063	$(1,905)	$161,043	$(6,453)

The indicated gross unrealized losses in all fixed maturity categories decreased to $1,167 from $6,453 at June 30, 2019 and December 31, 2018, respectively. Based on the Company’s current evaluation of its fixed maturities in an unrealized loss position in accordance with our impairment policy, and the Company’s current intentions regarding these securities, the Company concluded that these securities were not other-than-temporarily impaired.

Information and concentrations related to fixed maturities in an unrealized loss position are included below. The tables below include the number of fixed maturities in an unrealized loss position for greater than and less than 12 months and the percentage that were investment grade at June 30, 2019.

	Unrealized Losses 12 months or less
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturity securities
U.S. government and agencies
U.S. agency mortgage-backed	3	3	—	—	100%
Corporate and miscellaneous	12	7	4	1	25%
Residential mortgage-backed	3	3	—	—	33%
Commercial mortgage-backed	1	1	—	—	0%
Asset-backed securities	48	48	—	—	90%
Total fixed maturities	67	62	4	1

	Unrealized Losses greater than 12 months
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturity securities
U.S. agency mortgage-backed	11	11	—	—	100%
Corporate and miscellaneous	12	8	4	—	58%
Residential mortgage-backed	1	1	—	—	0%
Commercial mortgage-backed	1	1	—	—	100%
Asset-backed securities	2	2	—	—	100%
Total fixed maturities	27	23	4	—

Note 3 – Policy Liabilities

Future Policy Benefits

Future policy benefits represent the reserve for direct and assumed traditional life insurance policies and annuities in payout status.

The annuities in payout status are certain structured settlement contracts. The policy liability for structured settlement contracts of $17,888 and $16,145 at June 30, 2019 and December 31, 2018, respectively, is computed as the present value of contractually-specified future benefits. The amount included in the policy liability for structured settlements that are life contingent at June 30, 2019 and December 31, 2018, is $12,866 and $11,258, respectively.

To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded. A liability of $3,737 and $2,001 is included as part of the liability for structured settlements with respect to this deficiency at June 30, 2019 and December 31, 2018, respectively. The offset to this liability is recorded as a reduction of the unrealized capital gains included in AOCI.

Participating life insurance in force was 18.7% and 21.9% of the face value of total life at June 30, 2019 and December 31, 2018, respectively.

Note 4 – Reinsurance

The Company uses reinsurance to mitigate exposure to potential losses, provide additional capacity for growth, and provide greater diversity of business. For ceded reinsurance, the Company remains liable to the extent that reinsuring companies may not be able to meet their obligations under the reinsurance agreements. To manage the risk from failure of a reinsurer to meet its obligations, the Company periodically evaluates the financial condition of all of its reinsurers. No amounts have been recorded in the six months ended June 30, 2019 and 2018 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.

Reinsurance recoverable are as follows:

	June 30,	December 31,
	2019	2018
Ceded future policy benefits	$114,465	$117,035
Claims and other amounts recoverable	20,396	19,566
Ending balance	$134,861	$136,601

The reconciliation of direct premiums to net premiums is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Direct premiums	$37,417	$34,377	$73,728	$69,591
Assumed premiums	7,160	4,605	11,911	9,138
Ceded premiums	(18,786)	(16,893)	(36,759)	(35,628)
Net insurance premiums	$25,791	$22,089	$48,880	$43,101

Net policy charges on universal life products were $41, $84, $44 and $88, for the three and six months ended June 30, 2019 and 2018, respectively, and are included in other income.

At June 30, 2019 and December 31, 2018, reserves related to fixed‑rate annuity deposits assumed from a former affiliate company amounted to approximately $80,771 and $83,299, respectively, and are included with policyholder account balances in the consolidated balance sheets.

Note 5 – Closed Block

The Closed Block was formed at October 1, 2006 and contains all participating policies issued or assumed by Fidelity Life. The assets and future net cash flows of the Closed Block are available only for purposes of paying benefits, expenses and dividends of the Closed Block and are not available to the Company, except for an amount of additional funding that was established at the inception of the Closed Block. The additional funding was designed to protect the block against future experience, and if the funding is not required for that purpose, is subject to reversion to the Company in the future. Any reversion of Closed Block assets to the Company must be approved by the Illinois Department of Insurance (IDOI).

In October 2011, the IDOI approved a reversion of a portion of the initial funding that the Company had determined was not required to fund the Closed Block. The carrying value of the assets transferred from the Closed Block on October 31, 2011, the date of transfer, was $4,397.

The assets and liabilities within the Closed Block are included in the Company’s consolidated financial statements on the same basis as other accounts of the Company. The maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at June 30, 2019 and December 31, 2018 is $9,667 and $9,541 of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience, respectively.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block, which is referred to as the actuarial calculation. The actuarial calculation projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the actuarial calculation as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block. The review of Closed Block experience also includes consideration of whether a policy dividend obligation should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. At June 30, 2019 and December 31, 2018, the Company recognized a policyholder dividend obligation of $11,155 and $9,383, respectively, resulting from the excess of actual cumulative earnings over the expected cumulative earnings, and from accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block.

The impacts on the Company’s comprehensive (loss) income from recognizing a policyholder dividend obligation are as follows:

	June 30,	December 31,
	2019	2018
Actual cumulative (loss) income earnings over expected cumulative earnings	$(8,743)	$(8,668)
Income tax (benefit) expense	(1,836)	(1,820)
Net (loss) income impact	(6,907)	(6,848)
Accumulated net unrealized investment (losses) gains	(2,412)	(715)
Income tax (benefit) expense	(506)	(150)
Other comprehensive (loss) income impact	(1,906)	(565)
Comprehensive (loss) income impact	$(8,813)	$(7,413)

Information regarding the Closed Block liabilities (assets) designated to the Closed Block is as follows:

	June 30,	December 31,
Closed Block Liabilities	2019	2018
Future policy benefits and claims	$51,270	$58,468
Policyholder account balances	7,811	8,147
Other policyholder liabilities	2,815	3,856
Policyholder dividend obligations	11,155	9,383
Other (assets) liabilities	(1,169)	(1,061)
Total Closed Block liabilities	71,882	78,793
Assets Designated to the Closed Block
Investments
Fixed maturity securities - available-for-sale (amortized cost $33,744 and $34,631, respectively)	37,440	36,104
Policyholder loans	1,259	1,321
Total investments	38,699	37,425
Cash and cash equivalents	5,278	2,664
Premiums due and uncollected	1,445	2,595
Accrued investment income	440	450
Reinsurance recoverable	29,576	36,900
Deferred income tax assets, net	4,070	5,314
Total assets designated to the Closed Block	79,508	85,348
Excess of Closed Block assets over liabilities	7,626	6,555
Amounts included in accumulated other comprehensive income:
Unrealized investment gains (losses), net of income tax	2,920	1,164
Allocated to policyholder dividend obligations, net of income tax	(1,905)	(565)
Total amounts included in accumulated other comprehensive income	1,015	599
Maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities (includes excess assets of $9,667 and $9,541, respectively.)	$(6,611)	$(5,956)

	June 30,	December 31,
Policyholder Dividend Obligations	2019	2018
Beginning Balance	$9,383	$11,097
Impact from earnings allocable to policyholder dividend obligations	75	47
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligations	1,697	(1,761)
Ending Balance	$11,155	$9,383

Information regarding the Closed Block revenues and expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Life insurance premiums	$1,514	$1,764	$2,783	$3,572
Net investment income	397	406	786	817
Realized investment gains	—	14	—	36
Total revenues	1,911	2,184	3,569	4,425
Benefits and expenses:
Life and annuity benefits - including policyholder dividends of ($409, $331, $669 and $646), respectively	1,088	1,798	2,490	3,159
Interest credited to policyholder account balances	49	52	98	102
General operating expenses	31	425	151	331
Total expenses	1,168	2,275	2,739	3,592
Revenues, net of expenses before provision for income tax expense	743	(91)	830	833
Income tax expense (benefit)	156	(19)	174	175
Revenues, net of expenses and provision for income tax expense	$587	$(72)	$656	$658

The Company charges the Closed Block with federal income taxes and state and local premium taxes, as well as investment management expenses relating to the Closed Block as provided in the Closed Block Memorandum. The Company also charges the Closed Block for expenses of maintaining the policies included in the Closed Block.

The following table presents the amortized cost and fair value of the Closed Block fixed maturity securities portfolio by contractual maturity at June 30, 2019. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized
	Cost	Fair Value
Due in one year or less	$3,010	$3,033
Due after one year through five years	8,603	8,872
Due after five years through ten years	6,340	6,788
Due after ten years	14,763	17,707
Securities not due at a single maturity date — primarily mortgage and asset- backed securities	1,028	1,040
Total fixed maturities	$33,744	$37,440

Note 6 – Commitments and Contingencies

Litigation

The Company is subject to legal and regulatory actions in the ordinary course of its business. Management does not believe such litigation will have a material impact on the Company’s interim condensed consolidated financial statements. The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible but not probable or, is probable but not reasonably able to be estimated, no accrual is established, but the matter, if material, is disclosed.  The Company is not aware of any material legal or regulatory matters threatened or pending against the Company.

Federal Home Loan Bank of Chicago

The Company is a member of the Federal Home Loan Bank of Chicago (FHLBC). As a member, the Company is able to borrow on a collateralized basis from FHLBC which can be used as an alternative source of liquidity. FHLBC membership requires the Company to own member stock. At June 30, 2019, the Company held $99 of FHLBC common stock which allows the Company to borrow up to $2,311. Interest on borrowed funds is charged at variable rates established from time to time by FHLBC and depending on the borrowing option selected at the time of the borrowing. No amounts have been borrowed from the FHLBC as of June 30, 2019 and December 31, 2018.

Note 7 – Assets and Liabilities Measured at Fair Value

Fair value is the estimated price that would be received to sell assets in an orderly transaction between market participants at the measurement date. The Company attempts to establish fair value as an exit price consistent with transactions taking place under normal market conventions. The Company utilizes market observable information to the extent possible and seeks to obtain quoted market prices for all securities. If quoted market prices in active markets are not available, the Company uses a number of methodologies to establish fair value estimates including discounted cash flow models, prices from recently executed transactions of similar securities, or broker/dealer quotes.

Fair values for the Company’s fixed maturities and equity securities are determined by management, utilizing prices obtained from third party pricing services. Management reviews on an ongoing basis the reasonableness of the methodologies used by the pricing services to ensure prices received represent a reasonable estimate of fair value and to confirm representations regarding whether inputs are observable or unobservable. The main procedure the Company employs in fulfillment of this objective includes back-testing transactions, where past fair value estimates are compared to actual transactions executed in the market on similar dates.

The Company’s assets and liabilities have been classified into a three‑level hierarchy based on the priority of the inputs to the respective valuation technique. The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). An asset’s or a liability’s classification is based on the lowest level input that is significant to its measurement. For example, a Level 3 fair value measurement may include inputs that are both observable (Level 1 and Level 2) and unobservable (Level 3). The levels of the fair value hierarchy are as follows:

Level 1 — Unadjusted quoted prices for identical assets in active markets the Company can access. Level 1 assets include securities that are traded in an active exchange market.

Level 2 — This level includes fixed maturities priced principally by independent pricing services using observable inputs other than Level 1 prices, such as quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments on inactive markets; and model‑derived valuations for which all significant inputs are observable market data. Level 2 instruments include most corporate debt securities and U.S. government and agency mortgage-backed securities that are valued by models using inputs that are derived principally from or corroborated by observable market data. Level 2 instruments also include a private placement equity fund.

Level 3 — Valuations derived from valuation techniques in which one or more significant inputs are unobservable. Level 3 instruments include less liquid assets for which significant inputs are unobservable in the market, such as structured securities and private placement bonds, that require significant management assumptions or estimation in the fair value measurement.

This hierarchy requires the use of observable market data when available.

Certain assets and liabilities are not carried at fair value on a recurring basis, including investments such as mortgage loans, intangible assets, future policy benefits excluding term life reserves and policyholder account balances. Accordingly, such items are only included in the fair value hierarchy disclosure when the items are subject to re-measurement at fair value after initial recognition (for example, when there is evidence of impairment) and the resulting re-measurement is reflected in the consolidated financial statements at the reporting date.

Recurring and Non-Recurring Fair Value Measurements

The Company’s assets that are carried at fair value on a recurring and non-recurring basis, by fair value hierarchy level, are as follows:

June 30, 2019	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$—	$17,663	$—	$17,663
U.S. agency mortgage-backed	—	41,632	—	41,632
State and political subdivisions	—	20,273	—	20,273
Corporate and miscellaneous	1,314	134,293	10,621	146,228
Foreign government	—	159	—	159
Residential mortgage-backed securities	—	7,729	—	7,729
Commercial mortgage-backed securities	—	19,698	—	19,698
Asset-backed securities	—	59,636	1,838	61,474
Total fixed maturities available-for-sale	1,314	301,083	12,459	314,856
Equity securities, available-for-sale	—	104	—	104
Equity securities, trading	5,682	—	—	5,682
Total recurring assets	$6,996	$301,187	$12,459	$320,642

December 31, 2018	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$—	$12,510	$—	$12,510
U.S. agency mortgage-backed	—	32,582	—	32,582
State and political subdivisions	—	23,911	—	23,911
Corporate and miscellaneous	1,637	142,507	12,773	156,917
Foreign government	—	142	—	142
Residential mortgage-backed securities	—	10,085	—	10,085
Commercial mortgage-backed securities	—	16,151	—	16,151
Asset-backed securities	—	53,366	922	54,288
Total fixed maturities available-for-sale	1,637	291,254	13,695	306,586
Equity securities, available-for-sale	—	99	—	99
Equity securities, trading	4,823	—	—	4,823
Total recurring assets	$6,460	$291,353	$13,695	$311,508

Summary of Significant Valuation Techniques for Assets and Liabilities on a Recurring Basis

Level 1 securities include principally exchange‑traded funds that are valued based on quoted market prices for identical assets.

All the fair values of the Company’s fixed maturities and equity securities within Level 2 are based on prices obtained from independent pricing services. All of the Company’s prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type and region of the world, based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type and region. For fixed maturities that do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using their pricing applications which incorporate a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, and U.S. Treasury curves. Specifically, for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data.  Securities with validated quotes from pricing services are reflected within Level 2 of the fair value hierarchy, as they generally are based on observable pricing for similar assets or other market significant observable inputs.

Level 3 fair value classification consists primarily of investments in private placement securities where the fair value of the security is determined by a pricing service using spread matrix pricing which incorporates a discounted cash flow model where one or more of the significant inputs is unobservable in the marketplace.  The remaining securities in Level 3 consist of corporate bonds whose fair values are determined by pricing models where there is a lack of transparency to one or more significant inputs, or broker/dealer quotes. The fair value of a broker-quoted asset is based solely on the receipt of an updated quote from a single market maker or a broker-dealer recognized as a market participant. The Company does not adjust broker quotes when used as the fair value measurement for an asset. At June 30, 2019, the Company held 1 security priced using a broker/dealer quote that was within Level 3.  The fair value of Level 3 liabilities is estimated on the discounted cash flow of contractual payments.

If the Company believes the pricing information received from third party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. Historically, the Company has not challenged or updated the prices provided by third-party pricing services. However, any such updates by a pricing service to be more consistent with the presented market observations, or any adjustments made by the Company to prices provided by third-party pricing services would be reflected in the balance sheet for the current period.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3). Net transfers in and/or out of Level 3 are reported as having occurred at the beginning of the period and are based on observable inputs received from pricing sources; therefore, all realized and unrealized gains and losses on these securities for the period are reflected in the table that follows. A summary of changes in fair value of Level 3 assets held at fair value on a recurring basis is as follows:

		Total gains (losses) included in:
	Balance at January 1, 2019	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at June 30, 2019
Financial Assets
Fixed maturities, available-for-sale
Corporate and miscellaneous	$12,773	$(19)	$255	$—	$(219)	$(2,385)	$216	$10,621
Asset-backed securities	922	—	9	998	—	(91)	—	1,838
Total assets	$13,695	$(19)	$264	$998	$(219)	$(2,476)	$216	$12,459

		Total gains (losses) included in:
	Balance at January 1, 2018	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2018
Financial Assets
Fixed maturities, available-for-sale
Corporate and miscellaneous	$22,290	$—	$(607)	$—	$—	$(7,660)	$(1,250)	$12,773
Asset-backed securities	1,000	—	—	—	—	(78)	—	922
Total assets	$23,290	$—	$(607)	$—	$—	$(7,738)	$(1,250)	$13,695

The total change in unrealized investment gains (losses) presented in the preceding table represents unrealized gains (losses) only for the current year during which the applicable financial instruments were classified as Level 3. Securities may be transferred in or out of Level 3 based on the availability of observable market information used to determine the fair value of the security. There were no transfers out of Level 2 into Level 3. There was one transfer out of Level 3 into Level 2 based on observable inputs obtained from pricing sources in 2019. There were no transfers between Level 1 and Level 2 in 2019 or 2018.

The following presents quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Valuations for assets and liabilities not presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to the Company.

June 30, 2019	Fair Value	Valuation technique	Unobservable Input(s)	Range (Weighted Average)
Corporate and miscellaneous	$10,621	Matrix pricing	Spreads off benchmark yields	53-135 bps (88 bps)

December 31, 2018	Fair Value	Valuation technique	Unobservable Input(s)	Range (Weighted Average)
Corporate and miscellaneous	$12,773	Matrix pricing	Spreads off benchmark yields	99-110 bps (102 bps)

For the fixed maturities, an increase in spreads off benchmark yields would result in a lower fair value measurement.

Financial Instruments not Measured at Fair Value

The carrying amount and estimated fair values of the Company’s financial instruments that are not measured at fair value on the consolidated balance sheets are as follows:

		Estimated Fair Value
June 30, 2019	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$54,297	$—	$—	$49,682	$49,682
Policyholder loans	5,708	—	—	7,465	7,465
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life Reserves	20,589	—	—	18,539	18,539
Long/short-term debt	17,175	—	—	19,218	19,218
Policyholder account balances	$90,186	$—	$—	$90,749	$90,749

		Estimated Fair Value
December 31, 2018	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$50,830	$—	$—	$46,629	$46,629
Policyholder loans	5,623	—	—	7,355	7,355
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life Reserves	18,774	—	—	17,090	17,090
Long/short-term debt	13,366	—	—	12,992	12,992
Policyholder account balances	$93,051	$—	$—	$88,513	$88,513

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.

Mortgage Loans — Fair value was based on the discounted value of future cash flows for all first mortgage loans adjusted for specific loan risk. The discount rate was based on the rate that would be offered for similar loans at the reporting date. Fair value excludes $3,441 and $3,262 of second and mezzanine mortgages carried at cost which fair value is not measurable at June 30, 2019 and December 31, 2018, respectively.

Policyholder Loans — Fair value of policyholder loans are estimated using discounted cash flows using risk-free interest rates with no adjustment for borrower credit risk as these loans are fully collateralized by the cash value of the underlying insurance policy.

Future Policy Benefits and Policyholder Account Balances — For deposit liabilities with interest rate guarantees greater than one year or with defined maturities, the fair value was estimated by calculating an average present value of expected cash flows over a broad range of interest rate scenarios using the current market risk‑free interest rates adjusted for spreads required for publicly traded bonds issued by comparably rated insurers. For deposit liabilities with interest rate guarantees of less than one year, the fair value was based on the amount payable on demand at the reporting date.

Long/short-term debt —  Fair value was calculated using the discounted value of future cash flows method. The discount rate was based on the rate that is commensurable to the level of risk. The carrying amounts reported on the consolidated balance sheets has been divided in to short and long-term based upon expected maturity dates.

Note 8 – Long and Short-term Debt

The Company has entered into a financing arrangement with an external party in January 2018, from which the Company receives an advanced commission-based payment for certain insurance segment term policies sold through the Agency segment, in exchange for a level commission that is paid by the Company over the period the policy remains in-force. The Company’s arrangement with the external party allows us to finance up to $23,000 of commission. At June 30, 2019 and December 31, 2018, we had a net advance of $17,175 and $13,366, respectively, under this arrangement. At June 30, 2019 the Company expects to pay back the aggregate amounts as presented in the following table.

Due in one year or less	$3,633
Due after one year through two years	2,145
Due after two years through three years	1,942
Due after three years through four years	1,803
Due after four years through five years	1,699
Due after five years	13,400
Less discount	(7,447)
Total long/short-term debt	$17,175

Note 9 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of taxes are as follows:

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized (Losses) Gains on Other Investments	Total
Balance at January 1, 2019	$362	$(2,730)	$(2,368)
Other comprehensive income	—	11,780	11,780
Income tax expense	—	2,474	2,474
Other comprehensive (loss) income, net of tax	—	9,306	9,306
Balance at June 30, 2019	$362	$6,576	$6,938

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized (Losses) Gains on Other Investments	Total
Balance at January 1, 2018	$362	$7,436	$7,798
Other comprehensive (loss) income	—	(9,904)	(9,904)
Income tax (benefit) expense	—	(2,080)	(2,080)
Other comprehensive (loss) income, net of tax	—	(7,824)	(7,824)
Balance at June 30, 2018	$362	$(388)	$(26)

Note 10 – Business Segments

The Company’s current operations were organized into three reportable segments: Insurance, Agency, and Corporate.

The Insurance segment is composed of three broad lines consisting of Direct Life, Closed Block, and Assumed Life and Annuities. Direct Life and the Closed Block are distinct operations; the assumed business and the small amount of structured settlements are all blocks in runoff from a prior management arrangement.

The Agency segment includes the insurance distribution operations of the Company and includes commission revenue from the sale of Fidelity Life products.

The Corporate segment includes certain expenses that are corporate expenses or that will benefit the overall organization and are not allocated to a segment.

All intercompany accounts and transactions have been eliminated in consolidation, including any profit or loss from the sale of Insurance segment products through the Agency segment.

The segment results are as follows:

	Three Months Ended June 30, 2019					Three Months Ended June 30, 2018
	Insurance	Agency	Corporate	Eliminations	Total Consolidated	Insurance	Agency	Corporate	Eliminations	Total Consolidated
Net insurance premiums	$25,791	$—	$—	$—	$25,791	$22,089	$—	$—	$—	$22,089
Net investment income	3,695	—	92	(105)	3,682	3,749	—	79	(108)	3,720
Net realized investment (losses) gains	(99)	—	—	—	(99)	682	—	—	—	682
Earned commissions from external customers	—	5,149	—	—	5,149	—	3,360	—	—	3,360
Intersegment earned commissions	—	5,720	—	(5,720)	—	—	7,473	—	(7,473)	—
Other income	87	1,444	—	—	1,531	44	2,123	—	—	2,167
Total revenues	29,474	12,313	92	(5,825)	36,054	26,564	12,956	79	(7,581)	32,018
Life and annuity benefits	16,922	—	—	—	16,922	14,407	—	—	—	14,407
Operating costs and expenses	7,274	13,101	1,304	(3,322)	18,357	7,321	13,319	1,114	(3,622)	18,132
Amortization of deferred policy acquisition costs	4,416	—	—	(1,033)	3,383	3,912	—	—	(1,121)	2,791
Amortization of intangible assets	—	20	—	—	20	—	41	—	—	41
Total benefits and expenses	28,612	13,121	1,304	(4,355)	38,682	25,640	13,360	1,114	(4,743)	35,371
(Loss) income before income tax	$862	$(808)	$(1,212)	$(1,470)	$(2,628)	$924	$(404)	$(1,035)	$(2,838)	$(3,353)

	Six Months Ended June 30, 2019					Six Months Ended June 30, 2018
	Insurance	Agency	Corporate	Eliminations	Total Consolidated	Insurance	Agency	Corporate	Eliminations	Total Consolidated
Net insurance premiums	$48,880	$—	$—	$—	$48,880	$43,101	$—	$—	$—	$43,101
Net investment income	7,536	—	175	(210)	7,501	7,515	—	130	(181)	7,464
Net realized investment (losses) gains	949	—	—	—	949	121	—	—	—	121
Earned commissions from external customers	—	8,895	—	—	8,895	—	6,695	—	—	6,695
Intersegment earned commissions	—	11,839	—	(11,839)	—	—	14,533	—	(14,533)	—
Other income	142	2,879	—	—	3,021	157	4,305	—	—	4,462
Total revenues	57,507	23,613	175	(12,049)	69,246	50,894	25,533	130	(14,714)	61,843
Life and annuity benefits	33,968	—	—	—	33,968	28,380	—	—	—	28,380
Operating costs and expenses	15,482	25,494	3,132	(6,845)	37,263	14,284	25,807	2,426	(7,491)	35,026
Amortization of deferred policy acquisition costs	8,674	—	—	(2,152)	6,522	7,856	—	—	(2,240)	5,616
Amortization of intangible assets	—	42	—	—	42	—	83	—	—	83
Total benefits and expenses	58,124	25,536	3,132	(8,997)	77,795	50,520	25,890	2,426	(9,731)	69,105
(Loss) income before income tax	$(617)	$(1,923)	$(2,957)	$(3,052)	$(8,549)	$374	$(357)	$(2,296)	$(4,983)	$(7,262)

	June 30, 2019				December 31, 2018
	Insurance	Agency	Corporate	Total Consolidated	Insurance	Agency	Corporate	Total Consolidated
Cash and investments	$391,958	$786	$2,170	$394,914	$386,254	$590	$2,219	$389,063
Commissions and agent balances	(13,327)	26,595	—	13,268	(13,160)	15,024	—	1,864
Deferred policy acquisition costs	85,231	—	—	85,231	84,567	—	—	84,567
Intangible assets	—	1,675	—	1,675	—	1,716	—	1,716
Reinsurance recoverable	134,861	—	—	134,861	136,601	—	—	136,601
Deferred income tax (liabilities) assets, net	(8,704)	—	16,808	8,104	(6,548)	—	17,211	10,663
Other	21,046	2,835	11,587	35,468	18,468	2,584	9,444	30,496
Total assets	$611,065	$31,891	$30,565	$673,521	$606,182	$19,914	$28,874	$654,970

The Company’s investment in equity method investees and the related equity income is attributable to the Corporate segment.

All the Company’s significant revenues and long-lived assets are located in the United States, which is the Company’s country of domicile.

Note 11 – Subsequent Events

The Company has evaluated events and transactions for potential recognition or disclosure in the interim condensed consolidated financial statements through the date on which the Interim Condensed Consolidated Financial Statements were available to be issued.

On August 7, 2019, the Company completed its IPO in which it issued 14,875,000 shares of its common stock at $10.00 per share for gross proceeds of $148,750. In addition, on August 9, 2019, the Company paid $5,865 related to the vesting of long-term incentive plan for executive management and employee compensation as a result of the completion of the IPO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three- and Six-Month Periods Ended June 30, 2019 and 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Form 10-Q contains “forward-looking” statements that are intended to enhance the reader’s ability to assess our future financial and business performance. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “may,” “expects,” “should,” “believes,” “anticipates,” “estimates,” “intends” or similar expressions. In addition, statements that refer to our future financial performance, anticipated growth and trends in our business and in our industry and other characterizations of future events or circumstances are forward-looking statements. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.

Consequently, such forward-looking statements should be regarded solely as our current plans, estimates and beliefs with respect to, among other things, future events and financial performance. Except as required under the federal securities laws, we do not intend, and do not undertake, any obligation to update any forward-looking statements to reflect future events or circumstances after the date of such statements.

The forward-looking statements include, among other things, those items listed below:

•	future economic conditions in the markets in which we compete that could be less favorable than expected and could have impacts on demand for our products and services;
•	our ability to grow and develop our agency business through expansion of retail call centers, wholesale operations and other areas of opportunity;
•	our ability to grow and develop our insurance business and successfully develop and market new products;
•	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or organically;
•

financial market conditions, including, but not limited to, changes in interest rates and the level and trends of stock market prices causing a reduction of investment income or realized losses and reduction in the value of our investment portfolios;

•

increased competition in our businesses, including the potential impacts of aggressive price competition by other insurance companies, payment of higher commissions to agents that could affect demand for our insurance products and impact the ability to grow and retain agents in our agency segment and the entry of new competitors and the development of new products by new or existing competitors, resulting in a reduction in the demand for our products and services;

•	the effect of legislative, judicial, economic, demographic and regulatory events in the jurisdictions where we do business;
•	the effect of challenges to our patents and other intellectual property;
•	costs, availability and collectability of reinsurance;
•

the potential impact on our reported net income that could result from the adoption of future accounting standards issued by the Public Company Accounting Oversight Board or the Financial Accounting Standards Board or other standard-setting bodies;

•	the inability to maintain or grow our strategic partnerships or our inability to realize the expected benefits from our relationship with the standby purchaser;
•	the inability to manage future growth and integration of our operations; and
•	changes in industry trends and financial strength ratings assigned by nationally recognized rating organizations.

You should review carefully the section captioned “Risk Factors” in our Form S-1 declared effective by the Securities and Exchange Commission on June 20, 2019 (File No. 333-231952), for a complete discussion of the material risks of an investment in our common stock.

Overview

We provide life insurance protection targeted to the middle American market. We believe there is a substantial unmet need for life insurance, particularly among domestic households with annual incomes of between $50,000 and $125,000, a market we refer to as our target Middle Market. We differentiate our product and service offerings through innovative product design and sales processes, with an emphasis on rapidly issued products that are not medically underwritten at the time of sale.

We conduct our business through our two operating subsidiaries, Fidelity Life, an Illinois-domiciled life insurance company, and Efinancial, a call center-based insurance agency. Efinancial sells Fidelity Life products through its own call center distribution platform, independent agents and other marketing organizations. Efinancial, in addition to offering Fidelity Life products, sells insurance products of unaffiliated carriers. We report our operating results in three segments: agency, insurance and corporate.

Agency Segment

This segment primarily consists of the operations of Efinancial. Efinancial is a call center-based insurance agency that markets life insurance for Fidelity Life and unaffiliated insurance companies. Efinancial’s primary operations are conducted through employee agents from two call center locations, which we refer to as our retail channel. In addition, Efinancial operates as a wholesale agency, assisting independent agents that seek to produce business for the carriers that Efinancial represents, which we refer to as our wholesale channel. The agency segment’s main source of revenue is commissions earned on the sale of insurance policies sold through our retail and wholesale channels. Efinancial also generates data and click-through revenue (reported as part of Insurance Lead Sales on related Statements of Operations) through its eCoverage web presence.

Agency segment expenses consist of marketing costs to acquire potential customers, salary and bonuses paid to our employee agents, salary and other costs of employees involved in managing the underwriting process for our insurance applications, sales management, agent licensing, training and compliance costs. Other agency segment expenses include costs associated with financial and administrative employees, facilities rent, and information technology. After payroll, the most significant agency segment expense is the cost of acquiring leads. We partially offset our sales leads expense through advertising revenues from individuals who click on specific advertisements while viewing one of our web pages, and through the resale of leads that are not well suited for our call center.

Insurance Segment

This segment consists of the operations of Fidelity Life. Fidelity Life underwrites primarily term life insurance through Efinancial and a diverse group of independent insurance distributors. Fidelity Life specializes in life insurance products that can be issued immediately or within a short period following a sales call, using non-medical underwriting at the time of policy issuance.

Fidelity Life engages in the following business lines:

Core Life - Our core life insurance business is the primary business of the insurance segment. Core life represents a significant portion of the insurance business written by Fidelity Life since it resumed independent operations in 2005. Our core life business consists of inforce policies that are considered to be of high strategic importance to Fidelity Life.

NonCore Life - Our noncore life business consists of: products that are currently being marketed but are not deemed to be of high strategic importance to the Company; inforce policies from product lines introduced since Fidelity Life resumed independent operations in 2005, but were subsequently discontinued; and an older annuity block of business that was not included in the closed block.

Closed Block - Our Closed Block represents all inforce participating insurance policies of Fidelity Life. The Closed Block was established in connection with our 2007 reorganization into a mutual holding company structure.

Annuities and Assumed Life. We have assumed reinsurance commitments with respect to annuity contract-holder deposits and a block of life insurance contracts that were ceded by former affiliates of Fidelity Life. On March 29, 2019, one of these former affiliates recaptured the majority of the assumed block of life business. The annuity deposits were ceded to Fidelity Life through two contracts entered into in the early 1990s. These annuity and assumed life deposits are now largely in runoff, with only minor amounts of new deposits each year. There are minimal remaining surrender charges associated with the assumed annuity contracts.

Insurance segment revenues consist of net insurance premiums, net investment income, and net realized gains (losses) on investments. We recognize premium revenue from our policyholders. We purchase reinsurance coverage to help manage the risk on our insurance policies by paying, or ceding, a portion of the policyholder premiums to the reinsurance company. Our net insurance premiums reflect amounts collected from policyholders, plus premiums assumed under reinsurance agreements less premiums ceded to reinsurance companies. Net investment income represents primarily interest income earned on fixed maturity security investments. We also realize gains and losses on sales of investment securities.

Insurance segment expenses consist of benefits paid to policyholders or their beneficiaries under life insurance policies. Benefit expenses also include additions to the reserve for future policyholder benefits to recognize our estimated future obligations under the policies. Benefit expenses are shown net of amounts ceded under our reinsurance contracts. Our insurance segment also incurs policy acquisition costs that consist of commissions paid to agents, policy underwriting and issue costs and variable sales costs. A portion of these policy acquisition costs are deferred and expensed over the life of the insurance policies acquired during the period. In addition to policy acquisition costs, we incur expenses that vary based on the number of contracts that we have in-force, or variable policy administrative costs. These variable costs consist of expenses paid to third-party administrators based on rates for each policy administered. Our insurance operations also incur overhead costs for functional and administrative staff to support insurance operations, financial reporting and information technology.

Corporate Segment

The results of this segment consist of net investment income and realized investment gains (losses) earned on nominal invested assets. We also include certain corporate expenses that are not allocated to our other segments, including expenses of Vericity, board expenses, executive management time spent on corporate matters, and financial reporting and auditing costs related to our consolidation and internal controls.

Critical Accounting Policies

Our critical accounting policies are described in Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our Interim Condensed Consolidated Financial Statements included elsewhere in this form 10-Q as well as the Company’s Form S-1. The accounting policies discussed in this section are those that we consider to be the most critical to an understanding of our Interim Condensed Consolidated Financial Statements. The preparation of the Interim Condensed Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. We regularly evaluate our estimates and judgments based on historical experience, market indicators and other relevant factors and circumstances. Actual results may differ from these estimates under different assumptions or conditions and may affect our financial position and results of operations.

Results of Operations

The major components of operating revenues, benefits and expenses and net (loss) income were as follows:

MMHC Consolidated Results of Operations

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2019	2018	2019	2018
Net insurance premiums	$25,791	$22,089	$48,880	$43,101
Net investment income	3,682	3,720	7,501	7,464
Net realized investment (losses) gains	(99)	682	949	121
Earned commissions	5,149	3,360	8,895	6,695
Insurance lead sales	1,444	2,123	2,879	4,305
Other income	87	44	142	157
Total revenues	36,054	32,018	69,246	61,843
Benefits and Expenses
Life, annuity, and health claim benefits	16,085	13,540	32,330	26,591
Interest credited to policyholder account balances	837	867	1,638	1,789
General operating expenses	18,357	18,132	37,263	35,026
Amortization of deferred policy acquisition costs	3,383	2,791	6,522	5,616
Amortization of intangible assets	20	41	42	83
Total benefits and expenses	38,682	35,371	77,795	69,105
(Loss) income before income taxes	(2,628)	(3,353)	(8,549)	(7,262)
Income tax (benefit) expense	(30)	(220)	284	(863)
Net (loss) income	$(2,598)	$(3,133)	$(8,833)	$(6,399)

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Total Revenues

For the three months ended June 30, 2019, total revenues were $36.1 million compared to $32.0 million for the three months ended June 30, 2018. This increase of $4.1 million (12.8%) resulted from higher net insurance premiums and earned commissions primarily due to a shift in business from intersegment to external customers, partially offset by lower net realized investment (losses) gains and a decrease in insurance lead sales.

Benefits and Expenses

For the three months ended June 30, 2019, total benefits and expenses were $38.7 million compared to $35.4 million for the three months ended June 30, 2018. This increase of $3.3 million (9.3%) was primarily due to increases in life, annuity, and health claim benefits and increases in amortization of deferred policy acquisition costs.

(Loss) Income Before Income Taxes

For the three months ended June 30, 2019, we had a loss before taxes of $2.6 million compared to a loss before taxes of $3.4 million for the three months ended June 30, 2018. This decreased loss of $0.8 million (23.5%) was due to increased insurance premiums and earned commissions, partially offset by higher life, annuity, and health claim benefits, higher amortization of deferred policy acquisition costs and lower net realized investment gains.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Total Revenues

For the six months ended June 30, 2019, total revenues were $69.2 million compared to $61.8 million for the six months ended June 30, 2018. This increase of $7.4 million (12.0%) resulted from higher net insurance premiums, higher earned commissions primarily due to a shift in business from intersegment to external customers and higher net realized investment gains, partially offset by a decrease in insurance lead sales.

Benefits and Expenses

For the six months ended June 30, 2019, total benefits and expenses were $77.8 million compared to $69.1 million for the six months ended June 30, 2018. This increase of $8.7 million (12.6%) was primarily due to increases in life, annuity, and health claim benefits, general operating expenses and deferred policy acquisition costs.

(Loss) Income Before Income Taxes

For the six months ended June 30, 2019, we had a loss before taxes of $8.5 million compared to a loss before taxes of  $7.3 million for the six months ended June 30, 2018. This increased loss of $1.2 million (16.4%) was due to increases in life, annuity, and health claim benefits, general operating expenses and amortization of deferred policy acquisition costs, partially offset by higher net insurance premiums and net realized investment gains.

Analysis of Segment Results

Reconciliation of Segment Results to Consolidated Results

The following analysis reconciles the reported segment results to the MMHC total consolidated results. The main difference was the intercompany eliminations.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
(Loss) income before income taxes by segment
Agency operations	$(808)	$(404)	$(1,923)	$(357)
Insurance operations	862	924	(617)	374
Corporate operations	(1,212)	(1,035)	(2,957)	(2,296)
Eliminations	(1,470)	(2,838)	(3,052)	(4,983)
(Loss) income before income taxes	(2,628)	(3,353)	(8,549)	(7,262)
Income tax (benefit) expense	(30)	(220)	284	(863)
Net (loss)	$(2,598)	$(3,133)	$(8,833)	$(6,399)

Agency Segment

The results of our agency segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Revenue
Earned commissions	$10,869	$10,833	$20,734	$21,228
Insurance lead sales	1,444	2,123	2,879	4,305
Total revenues	12,313	12,956	23,613	25,533
Expenses
General operating expenses	13,101	13,319	25,494	25,807
Amortization of intangibles	20	41	42	83
Total expenses	13,121	13,360	25,536	25,890
(Loss) income before income taxes	$(808)	$(404)	$(1,923)	$(357)

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Earned Commissions

For the three months ended June 30, 2019, earned commissions were $10.9 million compared to $10.8 million for the three months ended June 30, 2018. This slight increase resulted from wholesale channel growth, partially offset by decreases in our retail channel which was primarily due to lower agent headcount and shift in business mix.

Insurance Lead Sales

For the three months ended June 30, 2019, insurance lead sales were $1.4 million compared to $2.2 million for the three months ended June 30, 2018. This decrease of $0.8 million (34.2%) was primarily due to a management decision to shift outside lead sales to maximize internal retail channel sales.

General Operating Expenses

For the three months ended June 30, 2019, general operating expenses were $13.1 million compared to $13.3 million for the three months ended June 30, 2018. This decrease of $0.2 million (1.5%) was due to decreases in variable cost of sales of $0.6 million  which was mainly driven by lower retail earned commissions, partially offset by $0.4 million increase in overhead expenses which were due primarily to increases in non-agent staff costs. The variable cost of sales consisted of both agents’ compensation and marketing costs.

(Loss) Income Before Income Taxes

For the three months ended June 30, 2019, the agency segment incurred a net loss of $0.8 million compared to net loss of $0.4 million for the three months ended June 30, 2018. This increase in net loss of $0.4 million was the result of lower lead sales, partially offset by lower general operating expenses.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Earned Commissions

For the six months ended June 30, 2019, earned commissions were $20.7 million compared to $21.2 million for the six months ended June 30, 2018. This decrease of $0.5 million (2.4%) resulted from a decline in our retail channel primarily due to lower agent headcount and shift in business mix, partially offset by growth in our wholesale channel.

Insurance Lead Sales

For the six months ended June 30, 2019, insurance lead sales were $2.9 million compared to $4.3 million for the six months ended June 30, 2018. This decrease of $1.4 million (32.6%) was primarily due to a management decision to shift outside lead sales to maximize internal retail channel sales.

General Operating Expenses

For the six months ended June 30, 2019, general operating expenses were $25.5 million compared to $25.8 million for the six months ended June 30, 2018. This decrease of $0.3 million (1.2%) was due to lower variable cost of sales of $1.0 million, partially offset by an increase in overhead expenses of $0.7 million which was due primarily to increases in non-agent staff costs.

(Loss) Income Before Income Taxes

For the six months ended June 30, 2019, the Agency segment incurred a net loss of $1.9 million compared to a net loss of $0.4 million for the six months ended June 30, 2018. This increase in net loss of $1.5 million was the result of lower lead sales revenue, lower earned commissions, partially offset by lower general operating expenses.

Insurance Segment

The results of our Insurance segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Revenue:
Net insurance premiums	$25,791	$22,089	$48,880	$43,101
Net investment income	3,695	3,749	7,536	7,515
Net realized investment (losses) gains	(99)	682	949	121
Other income	87	44	142	157
Total revenues	29,474	26,564	57,507	50,894
Benefits and Expenses:
Life and annuity benefits	16,085	13,540	32,330	26,591
Interest credited to policyholder account balances	837	867	1,638	1,789
General operating expenses	7,274	7,321	15,482	14,284
Amortization of deferred policy acquisition costs	4,416	3,912	8,674	7,856
Total benefits and expenses	28,612	25,640	58,124	50,520
Income (loss) before income taxes	$862	$924	$(617)	$374

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Premium Revenues

For the three months ended June 30, 2019, net insurance premiums were $25.8 million compared to $22.1 million for the three months ended June 30, 2018. This increase of $3.7 million (16.7%) in net insurance premiums was primarily due to increases in our core lines of $3.4 million mainly driven by increases in LifeTime Benefit Term (LBT) and $0.7 million in our non-core lines, partially offset by a decrease in Closed Block of $0.2 million and annuities and assumed life of $0.2 million.

Net Realized Investment Gains (Losses)

For the three months ended June 30, 2019, the realized investment losses were $0.1 million compared with realized investment gains of $0.7 million for the three months ended June 30, 2018. This decrease of $0.8 million was mainly due to higher mark-to-market gains in 2018 on equity securities held as trading securities.

Life and Annuity Benefits

For the three months ended June 30, 2019, life and annuity claim benefits were $16.1 million compared with $13.5 million for the three months ended June 30, 2018. This increase of $2.6 million (21.6%) was mainly attributable to an increase of $1.1 million in net claims resulting from $1.6 million higher claim activity on certain core and non-core products and offset by a decrease of $0.5 million in closed block. Benefit reserves on in-force business increased $1.5 million primarily due to growth in our core lines, partially offset by decreases in our non-core lines related to maturity of the products.

Amortization of Deferred Policy Acquisition Costs

For the three months ended June 30, 2019, amortization of deferred policy acquisition costs was $4.4 million compared to $3.9 million for the three months ended June 30, 2018, reflecting an increase in our core lines of $0.5 million, non-core of $0.5 million, partially offset by a decrease in Closed Block of $0.5 million.

Income (Loss) Before Income Taxes

For the three months ended June 30, 2019, net income was $0.9 million compared to net income of $0.9 million for the three months ended June 30, 2018. The slight decrease resulted primarily from an increase in premiums of $3.7 million offset by $2.6 million increase in life and annuity benefits, $0.8 million decrease in realized investment gains, and an increase in amortization of deferred policy acquisition costs of $0.5 million.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Premium Revenues

For the six months ended June 30, 2019, net insurance premiums were $48.9 million compared to $43.1 million for the six months ended June 30, 2018. This increase of $5.8 million (13.5%) in net insurance premiums was primarily due to increases in our core lines of $6.4 million mainly driven by increases in LBT and $1.2 million in our non-core lines, partially offset by a decrease in annuities and assumed life of $1.0 million due to the recapture of a majority of this business and Closed Block of $0.8 million.

Net Realized Investment Gains (Losses)

For the six months ended June 30, 2019, the realized investment gains were $0.9 million compared with realized investment gains of $0.1 million for the six months ended June 30, 2018. This increase of $0.8 million was mainly due to higher mark-to-market gains in 2019 on equity securities held as trading securities.

Life and Annuity Benefits

For the six months ended June 30, 2019, life and annuity claim benefits were $32.3 million compared with $26.6 million for the six months ended June 30, 2018. This increase of $5.7 million (21.4%) was mainly attributable to an increase of $5.5 million in net claim benefits resulting from $4.5 million higher claim activity on certain core and non-core products, $1.9 million in annuities and assumed life, partially offset by $0.9 million in closed block. Benefit reserves on in-force business increased $0.2 million primarily due to growth in our core lines of $4.2 million, partially offset by $4.1 million in annuities and assumed life, primarily related to the recapture of the majority of an assumed life block of business.

General Operating Expenses

For the six months ended June 30, 2019, general operating expenses were $15.5 million compared to $14.3 million for the six months ended June 30, 2018. This increase of $1.2 million (8.4%) was due to an increase in non-deferrable acquisition costs.

Amortization of Deferred Policy Acquisition Costs

For the six months ended June 30, 2019, amortization of deferred policy acquisition costs was $8.7 million compared to $7.9 million for the six months ended June 30, 2018 reflecting $1.5 million increased amortization from core and non-core lines, partially offset by $0.7 million reduction in closed block.

(Loss) Income Before Income Taxes

For the six months ended June 30, 2019, net loss was $0.6 million compared to net income of $0.4 million for the six months ended June 30, 2018. The decrease in net income of $1.0 million resulted primarily from an increase in life and annuity benefits of $5.7 million, higher general expenses of $1.2 million and increased amortization of deferred policy acquisition costs of $0.8 million, partially offset by increases in premiums of $5.8 million and net realized capital gains of $0.8 million.

Closed Block

The Closed Block was formed as of October 1, 2006 and contains all participating policies issued or assumed by Fidelity Life. The assets and future net cash flows of the Closed Block are available only for purposes of paying benefits, expenses and dividends of the Closed Block and are not available to the Company, except for an amount of additional funding that was established at inception. The additional funding was designed to protect the block against future adverse experience, and if the funding is not required for that purpose, it is subject to reversion to the Company in the future. Any reversion of Closed Block assets to the Company must be approved by the Illinois Department of Insurance.

The maximum future earnings to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at June 30, 2019 and December 31, 2018, are $9.6 million and $9.5 million, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block which is referred to as the “glide path.” The glide path model projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the glide path as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block policies and the investment experience of the Closed Block assets. The review of Closed Block experience also includes consideration of whether a policy dividend obligation should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales.  See “Note 5—Closed Block” in the accompanying notes to the Interim Condensed Consolidated Financial Statements.

Corporate Segment

The results of the corporate segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Revenue:
Net investment income	$92	$79	$175	$130
Total revenue	92	79	175	130
Expenses:
General operating expenses	1,304	1,114	3,132	2,426
Total expenses	1,304	1,114	3,132	2,426
(Loss) before income taxes	$(1,212)	$(1,035)	$(2,957)	$(2,296)

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018       (

(Loss) Income Before Income Taxes

For the three months ended June 30, 2019, the net loss increased $0.2 million (20.0%) to $1.2 million from a net loss of $1.0 million for the three months ended June 30, 2018. The increase in the net loss was mainly due to an increase in staff costs from 2018.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

(Loss) Income Before Income Taxes

For the six months ended June 30, 2019, the net loss increased $0.7 million (30.4%) to $3.0 million from a net loss of $2.3 million for the six months ended June 30, 2018. The increase in the net loss was mainly due to an increase in staff costs from 2018.

Intercompany Eliminations

The impact of the eliminations for intercompany transactions primarily consists of the sales by our agency segment of life products of our insurance segment. The eliminations represent the amounts required to eliminate the intercompany transactions as recorded in our segment results, and in particular, to eliminate any intersegment profits resulting from such transactions. Our segment results follow the accounting principles and methods applicable to each segment as if the intercompany transactions were with unaffiliated organizations:

Revenue—our agency segment recognizes all commission revenue to be paid for the first year that the policy is in force at the date that the insurance policy goes in force at the carrier.

Expense—our insurance segment recognizes the first-year commission as a policy acquisition cost, in proportion to the premiums earned from providing insurance coverage throughout the first year that the policy is in force. In addition, our insurance segment defers the amount by which the first-year commission acquisition costs exceed the ultimate renewal commission and records this amount as deferred acquisition cost that is amortized over the expected life of the policy.

Viewed at the segment level, because of the timing difference between the agency segment’s immediate recognition of commission revenue and the insurance segment’s deferral and amortization of the commission expense over the expected life of the policy, all else being equal, the sale of a policy through our agency segment results in an intersegment profit in an amount equal to the difference between the commission paid and the related amortization expense. However, in consolidation, two impacts occur. First, the intercompany revenue recognized by our agency segment and the related deferred acquisition expense recorded by our insurance segment are eliminated. Second, we record deferred policy acquisition costs equal to that portion of commission deferred acquisition cost (DAC) that can be tied directly to Efinancial’s expenses incurred in the successful placement of a policy. Therefore, in consolidation, the commission DAC recorded in our insurance segment is effectively reduced to reflect the elimination of that portion of commission DAC that results from Efinancial expenses that cannot be directly tied to the successful placement of a policy. The amount of eliminated commission DAC, which represents a majority of the commission DAC, is charged to current expense, and acquisition cost DAC is recorded at a reduced amount, which represents the amount of commission DAC that is eligible for deferral under GAAP.

The results of these elimination entries were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Revenue:
Net investment (loss) income	$(105)	$(108)	$(210)	$(181)
Earned commissions	(5,720)	(7,473)	(11,839)	(14,533)
Total revenues	(5,825)	(7,581)	(12,049)	(14,714)
Expenses:
Commission expense	(3,322)	(3,622)	(6,845)	(7,491)
General operating expenses
Amortization of deferred policy acquisition costs	(1,033)	(1,121)	(2,152)	(2,240)
Total expenses	(4,355)	(4,743)	(8,997)	(9,731)
(Loss) before income taxes	$(1,470)	$(2,838)	$(3,052)	$(4,983)

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

For the three months ended June 30, 2019, the impact of intercompany eliminations on pre-tax income was a reduction of $1.5 million compared to a $2.8 million reduction for the three months ended June 30, 2018. This decrease in pre-tax loss of $1.3 million (46.4%) was mainly due to lower volume of intersegment sales period-over-period.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

For the six months ended June 30, 2019, the impact of intercompany eliminations on pre-tax income was a reduction of $3.1 million compared to a $5.0 million reduction for the six months ended June 30, 2018. This decrease in pre-tax loss of $1.9 million (38.0%) was mainly due to lower volume of intersegment sales period-over-period.

Investments

Investment Returns

We invest our available cash and funds that support our regulatory capital, surplus requirements and policy reserves in investment securities that are included in our insurance and corporate segments. We earn income on these investments in the form of interest on fixed maturity securities (bonds and mortgage loans) and dividends (equity holdings). Investment income is recorded as revenue, net of investment related expenses. The amount of net investment income that we recognize will vary depending on the amount of invested assets that we own, the types of investments, the interest rates earned and amount of dividends received on our investments.

Gains and losses on sales of investments are classified as “realized investment gains (losses)” and are recorded as revenue. Capital appreciation and depreciation caused by changes in the market value of investments classified as “available-for-sale” is recorded in accumulated other comprehensive income. The amount of investment gains and losses that we recognize depends on the amount of and the types of invested assets we own, and the market conditions related to those investments. Our cash needs can vary from time to time and could require that we sell invested assets to fund cash needs.

Investment Guidelines

Our investment strategy and guidelines are developed by management and approved by the investment committee of Fidelity Life’s board of directors. Our investment strategy related to our insurance segment is designed to maintain a well-diversified, high quality fixed income portfolio that will provide adequate levels of net investment income and liquidity to meet our policyholder obligations under our life insurance policies and our assumed annuity deposits. To help maintain liquidity we establish the duration of invested assets within a tolerance to the policy liability duration. The investments of our insurance segment are managed with an emphasis on current income within quality and diversification constraints. The focus is on book yield of the fixed income portfolio as the anticipated portfolio yield is a key element used in pricing our insurance products and establishing policyholder crediting rates on our annuity contracts.

We apply our overall investment strategy and guidelines on a consolidated basis for purposes of monitoring compliance with our overall guidelines. Almost all of our investments (over 99%) are owned by Fidelity Life and are maintained in compliance with insurance regulations. Critical guidelines of our investment plan include:

•	Asset concentration guidelines that limit the amount that we hold in any one issuer of securities,
•

Asset quality guidelines applied on a portfolio basis and for individual issues that establish a minimum asset quality standard for portfolios and establish minimum asset quality standards for investment purchases and investment holdings,

•	Liquidity guidelines that limit the amount of illiquid assets that can be held at any time, and
•	Diversification guidelines that limit the exposure at any time to the total portfolio by investment sectors.

Our investment portfolios are all managed by third party investment managers that specialize in insurance company asset management. These managers are selected based upon their expertise in the particular asset classes that we own. We contract with an investment management firm to provide overall assistance with oversight of our portfolio managers, evaluation of investment performance and assistance with development and implementation of our investment strategy. This investment management firm reports to our Chief Financial Officer and to the Investment Committee of Fidelity Life’s board of directors. On a quarterly basis, or more frequently if circumstances require, we review the performance of all portfolios and portfolio managers with the Investment Committee.

The following table shows the distribution of the fixed maturity securities classified as available-for-sale by quality rating using the rating assigned by Standard & Poor’s, a nationally recognized statistical rating organization. Over the periods presented, we have maintained a consistent weighted average bond quality rating of “A.” The percentage allocation of total investment grade securities has increased to 97.9% at June 30, 2019 from 94.0% at December 31, 2018 due to the S&P ratings on certain new securities acquired in our portfolio of distressed residential mortgage-backed securities.

	Estimated Fair Value
	June 30, 2019		December 31, 2018
	(dollars in thousands)
S&P Rating
AAA	$95,106	30.2%	$80,606	26.3%
AA	45,127	14.3%	40,583	13.2%
A	89,959	28.6%	93,214	30.4%
BBB	63,524	20.2%	57,599	18.8%
Not rated	14,509	4.6%	16,076	5.2%
Total investment grade	308,225	97.9%	288,078	94.0%
BB	3,094	1.0%	11,896	3.8%
B	2,572	0.8%	4,802	1.6%
CCC	957	0.3%	1,802	0.6%
D	8	0.0%	8	0.0%
Total below investment grade	6,631	2.1%	18,508	6.0%
Total	$314,856	100.0%	$306,586	100.0%

The following table sets forth the maturity profile of our debt securities at June 30, 2019 and December 31, 2018. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	June 30, 2019				December 31, 2018
(dollars in thousands)	Amortized Cost	%	Estimated Fair Value	%	Amortized Cost	%	Estimated Fair Value	%
Due in one year or less	$10,025	3.4%	$10,154	3.2%	$7,395	2.4%	$7,434	2.4%
Due after one year through five years	38,183	12.8%	39,930	12.7%	53,759	17.7%	54,239	17.7%
Due after five years through ten years	29,703	10.0%	31,533	10.0%	41,125	13.5%	40,866	13.3%
Due after ten years	90,772	30.5%	102,520	32.6%	85,398	28.1%	88,461	28.9%
Securities not due at a single maturity date-primarily mortgage and asset-backed securities	128,677	43.3%	130,719	41.5%	116,626	38.3%	115,586	37.7%
Total debt securities	$297,360	100.0%	$314,856	100.0%	$304,303	100.0%	$306,586	100.0%

Every quarter, we review all investments where the market value is less than the carrying value to ascertain if the impairment of the security’s value is other than temporary (“OTTI”). The quarterly review is targeted to focus on securities with larger impairments and that have been in an impaired status for longer periods of time. (see “Note 9 – Accumulated Other Comprehensive Income (Loss)” in the accompanying Interim Condensed Consolidated Financial Statements included in this Form 10-Q).

Net Investment Income

One key measure of our investment income is the book yield on our holdings of fixed maturity securities classified as available-for-sale. This totaled $297.4 million and $304.3 million, or 78.0% and 83.2% of our invested assets as of June 30, 2019 and December 31, 2018, respectively. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying investments for the period. For the six months ended June 30, 2019 and 2018, our book yield on fixed maturity securities available-for-sale was 4.3% and 4.3%, respectively.

Interest Credited on Contract-holder Deposits

Included with the future policy benefits is the liability for contract-holder deposits on deferred annuity contracts assumed through two reinsurance agreements effective in 1991 and 1992, and certain other policy funds left on deposit with the Company. The aggregate liability for deposits is as follows:

	June 30, 2019	December 31, 2018	June 30, 2019	June 30, 2018
	Ending Balance	Ending Balance	Year to Date Interest Credited	Year to Date Interest Credited
	(dollars in thousands)
Annuity contract holder deposits—assumed	$80,770	$83,299	$1,520	$1,669
Dividends left on deposit	7,812	8,147	98	102
Other	1,604	1,605	20	18
Total	$90,186	$93,051	$1,638	$1,789

The liability for deferred annuity deposits represents the contract-holder account balances. Due to the declines in market interest rates and the book yield on our investment portfolio, we credit interest on all contract-holder deposit liabilities at contractual rates that are currently at the minimum rate allowed by the contract or by state regulations.

Our Insurance segment realizes operating profit from the excess of our book yield realized on fixed maturity securities that support our contract-holder deposits over the amount of interest that we credit to the contract-holder. We refer to this operating profit as the “spread” we earn on contract-holder deposits. If book yields decline further, the amount of spread between the interest earned and credited will be reduced.

Net Realized Investment Gains (Losses)

Realized investment gains and losses are subject to general economic trends and generally correlate with movements in major market indexes. The amounts classified as realized gains and losses in our statement of operations include amounts realized from sales of investments, mark-to-market adjustments and other-than-temporary impairments of individual securities related to credit impairment.

Unrealized Holding Gains (Losses)

We also record capital appreciation/depreciation on our available-for-sale fixed maturity securities. The following table shows the change in mark-to-market adjustments on our available-for-sale fixed maturity securities. These adjustments result from the low current market interest rates which cause the market value of our holdings, that overall carry higher interest rates than available in the market, to increase.

	Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
Accumulated Other Income (loss)
Unrealized holding gains/(losses) from changes in the market value of securities, including the related impact to future policy benefit liabilities, the policyholder dividend obligation and deferred policy acquisition cost balances	$11,780	$(9,904)
Income tax effect	(2,474)	2,080
Net change in accumulated other comprehensive income (loss)	$9,306	$(7,824)

Financial Position

At June 30, 2019, we had total assets of $673.5 million compared to total assets at December 31, 2018 of $655.0 million, an increase of $18.0 million. The invested asset base increased $12.6 million primarily due to increase in market value changes of $15.8 million, primarily offset by net sales of invested assets. In addition, commissions receivable increased by $11.4 million primarily resulting from accounting standard adoption (see “Note 1 – Summary of Significant Accounting Policies – Accounting Standards Adopted” in the notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q). Other assets increased $5.2 million primarily due to capitalization of certain registration costs and internally developed software. The above increases were offset by the following drivers: reinsurance recoverable decreased $1.7 million as a result of a $4.7 million decrease in ceded policy and claim reserves, offset by an increase of $3.0 million related to timing of settlements of reinsurance receivables. Deferred income taxes decreased $2.5 million primarily due to changes related to other comprehensive income. Cash decreased $6.7 million primarily related to operations and timing of claim payments and collection of reinsurance recoveries.

At June 30, 2019, we had total liabilities of $492.3 million compared to total liabilities of $482.8 million at December 31, 2018, an increase of $9.5 million. Future policy benefits and claims increased $7.4 million primarily due to $20.9 million increase in and non-core lines due to growth and maturity of the underlying blocks of business, offset by decreases of $7.2 million in the Closed Block and decreases in annuities and assumed life of $6.3 million,  primarily related to the recapture of the majority of assumed  life block of business. Debt increased $3.8 million related to additional net borrowings under our commission financing agreement with Hannover Life. Other liabilities increased $2.6 million primarily related to timing of investment trades, partially offset by changes in operating accruals. Policyholder dividend obligation relating to the Closed Block increased $1.8 million primarily related to changes in market value of invested assets. The above increases were offset by the following drivers: policyholder account balances decreased $2.9 million which was largely due to annuity payments. Other policyholder liabilities and reinsurance liabilities and payables decreased $3.2 million, primarily due to timing of claim payments and reinsurance settlements.

At June 30, 2019 total equity increased to $181.2 million from $172.2 million at December 31, 2018. This increase in equity of $9.0 million (5.2%) consists of a net gain in other comprehensive income for the period of $9.3 million which was due to unrealized net gains on our fixed maturity available-for-sale securities portfolio. Retained earnings decreased by $0.9 million which includes a net loss of $9.4 million and an increase of $8.6 million related to the revenue recognition accounting standard adoption. (see “Note 1 – Summary of Significant Accounting Policies – Accounting Standards Adopted” in the notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q).

Liquidity and Capital Resources

Our principal sources of funds are from premium revenues, commission revenues, investment income and proceeds from the sale or maturity of investments and net borrowings. The Company’s primary uses of funds are for payment of life policy benefits, contract-holder withdrawals on assumed annuity contracts, new business acquisition costs for our insurance operations (i.e., commissions, underwriting and issue costs), cost of sales for agency operations (i.e., agent compensation, purchased lead and lead generation costs), general operating expenses and purchases of investments. Our investment portfolio is structured to provide funds periodically over time, through investment income and maturities, for the payment of policy benefits and contract-holder withdrawals.

Under our commission financing arrangement with Hannover Life, Fidelity Life is able to pay level annual commissions instead of first year only commissions to Efinancial for sales of RAPIDecision® Life policies and Hannover Life advances to Efinancial amounts approximately equal to first year only commissions for sales of those policies. This arrangement reduces Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business while helping to provide liquidity for Efinancial through the receipt of larger first year only commissions. We are able to obtain advances up to $23 million under our arrangement with Hannover Life. As of June 30, 2019 and December 31, 2018, we had net advances of $17.2 million and $13.4 million under this arrangement.

We are a member of the Federal Home Loan Bank of Chicago (the “FHLBC”). As a member we are able to borrow on a collateralized basis from the FHLBC. We own FHLBC common stock with a book value of $0.1 million, which allows us to borrow up to $2.3 million. Interest on borrowed funds is charged at variable rates established from time to time by the FHLBC based on the interest rate option selected at the time of the borrowing. There have been no borrowings from the FHLBC during 2019 and 2018.

During the first six months of 2019 and 2018, the board of directors of Fidelity Life approved the payment of $5.0 million and $3.5 million, respectively, in dividends to Vericity Holdings. The dividends provided operating funds to Vericity Holdings to support corporate operations and initiatives. Following the conversion, Fidelity Life has agreed not to pay any common stock dividends without the approval of a majority of the Company designees.

Cash Flows

Cash flows from investing activities includes our fixed maturity securities and equity holdings that are classified as available-for-sale securities. Period to period, the cash flows associated with the changes in these portfolios will vary between cash sources and cash uses depending on portfolio trading due to investment market conditions and represents our primary source of cash.

Cash flows from financing activities primarily consists of the assumed annuity contract-holder deposits. The annuity liabilities are reducing each period due to cash withdrawals by contract-holders on this block of annuities that were primarily written in the late 1980s. Cash deposits to these annuity contracts are minimal compared to cash withdrawal activity. Also included in financing cash flows are net proceeds from our commission financing arrangement.

The following table summarizes our cash flows for the six months ended June 30, 2019 and June 30, 2018.

	Six Months Ended June 30,
	2019	2018
	(dollars in thousands)
Consolidated Summary of Cash Flows
Cash flows provided by (used for) operating activities	$(6,949)	$(6,774)
Cash flows provided by (used for) investing activities	1,274	1,348
Cash flows provided by (used for) financing activities	(1,055)	3,765
Net increase (decrease) in cash and cash equivalents	$(6,730)	$(1,661)

For the six months ended June 30, 2019 and 2018, we had a net decrease in cash of $6.7 million compared to net decrease of $1.7 million for the year ended December 31, 2018. The decrease in cash flows year over year of $5.0 million is primarily related to lower net proceeds received from commission financing arrangement.

Recent Accounting Pronouncements

All applicable adopted accounting pronouncements have been reflected in our Interim Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2019 and December 31, 2018.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our principal executive officer and principal financial officer have concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectives of Controls and Procedures

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. In fulfilling this responsibility, estimates and judgments by management are required to assess the expected benefits and related costs of control procedures. The objectives of internal control include providing management with reasonable, but not absolute, assurance that assets are safeguarded against loss from unauthorized use or disposition, and that transactions are executed in accordance with management’s authorization and recorded properly to permit the preparation of consolidated financial statements in conformity with GAAP.

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings

We are, from time to time, involved in various legal proceedings in the ordinary course of business. While it is not possible to forecast the outcome of such legal proceedings, in light of existing insurance, reinsurance, and established reserves, we believe that there is no individual case pending that is likely to have a material adverse effect on our financial condition or results of operations.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of IPO Proceeds

The Company completed its IPO on August 7, 2019, pursuant to a Form S-1 declared effective by the SEC on June 20, 2019 (File No. 333-231952). Below are further details of the use of the IPO proceeds: Vericity Inc. registered the sale of a maximum of 20,125,000 shares, of which 14,875,000 were sold in the IPO. Raymond James served as managing underwriter in the IPO.

•

The amount registered and the aggregate price of the offering amount was 20,125,000 and $201,250,000, respectively, and the amount sold and the aggregate price of the offering amount was 14,875,000 and $148,750,000, respectively.

•	The common stock was registered pursuant to the Form S-1 described above.
•

The total estimated offering expenses incurred in connection with the IPO were $15.5 million, including $4.0 million paid to the underwriters. Of the total offering expenses of $11.5 million, material fees were incurred in legal fees and expenses $5.7 million, actuarial fees and expenses $2.4 million, printing and mailing $1.8 million, and accounting fees and expenses, $1.6 million.

•	The net offering proceeds to Vericity Inc. after deducting total offering expenses is estimated to be $133.3 million.
•

Vericity Inc. expects that any unallocated net proceeds from the offerings will be used for general corporate purposes, including paying holding company expenses, and potentially paying a special cash dividend to stockholders or repurchasing shares of our common stock.

•

Additionally, pursuant to an agreement with the Illinois Department of Insurance, at least $20 million of the proceeds of the offerings will be used to fund the operations of Vericity Inc.’s various subsidiaries.

Item 3. Default upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

3.1	Amended and Restated Certificate of Incorporation of Vericity, Inc.

3.2	Amended and Restated Bylaws of Vericity, Inc.

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAR	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vericity, Inc.

Date: August 14, 2019	By:	/s/ Chris S. Kim
Chris S. Kim
Executive Vice President, Chief Financial Officer and Treasurer