Form 10-Q
period 2019-09-30
Vericity, Inc.
filed 2019-11-14
CIK 1575434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The number of shares of Registrant’s Common Stock outstanding as of November 14, 2019 was 14,875,000.

Part 1. Financial Information

Item I. Financial Statements

Vericity, Inc.

Interim Condensed Consolidated Balance Sheets

(dollars in thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
ASSETS:
Investments:
Fixed maturities – available-for-sale – at fair value (amortized cost; $301,130 and $304,303)	$323,727	$306,586
Equity securities – available-for-sale – at fair value (cost; $104 and $99)	104	99
Equity securities – trading – at fair value (cost; $6,223 and $6,328)	5,298	4,823
Short-term investments - at fair value (amortized cost; $71,190 and $0)	71,204	—
Mortgage loans (net of valuation allowances of $53 and $236)	53,112	50,830
Limited partnership interests	—	118
Policyholder loans	5,874	5,623
Total investments	459,319	368,079
Cash and cash equivalents	79,589	20,984
Accrued investment income	2,592	2,985
Reinsurance recoverable	134,073	136,601
Deferred policy acquisition costs	85,681	84,567
Commissions and agent balances (net of allowances of $567 and $562)	10,697	1,864
Intangible assets	1,655	1,716
Deferred income tax assets, net	7,584	10,663
Other assets	25,507	27,511
Total assets	806,697	654,970
LIABILITIES AND EQUITY:
Liabilities:
Future policy benefits and claims	334,558	320,397
Policyholder account balances	88,947	93,051
Other policyholder liabilities	22,363	25,738
Policy dividend obligations	11,656	9,383
Reinsurance liabilities and payables	6,297	6,167
Long-term debt	15,037	10,294
Short-term debt	3,840	3,072
Other liabilities	15,318	14,678
Total liabilities	498,016	482,780
Commitments and contingencies
Equity:
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	—
Additional paid-in capital	132,818	—
Retained earnings	165,757	174,558
Accumulated other comprehensive income (loss)	10,091	(2,368)
Total equity	308,681	172,190
Total liabilities and equity	$806,697	$654,970

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Operations

(dollars in thousands, except earnings per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
REVENUES:
Net insurance premiums	$24,424	$22,360	$73,304	$65,462
Net investment income	4,177	3,817	11,678	11,281
Net realized investment (losses) gains	(213)	12	736	133
Earned commissions	4,540	3,420	13,435	10,115
Insurance lead sales	1,650	1,838	4,529	6,143
Other income	39	36	180	193
Total revenue	34,617	31,483	103,862	93,327
BENEFITS AND EXPENSES:
Life, annuity, and health claim benefits	16,243	13,484	48,573	40,075
Interest credited to policyholder account balances	900	929	2,538	2,718
Operating costs and expenses	23,554	18,232	60,817	53,260
Amortization of deferred policy acquisition costs	3,029	2,714	9,551	8,330
Other expenses	20	40	62	123
Total benefits and expenses	43,746	35,399	121,541	104,506
(Loss) income from operations before income tax	(9,129)	(3,916)	(17,679)	(11,179)
Income tax (benefit) expense	(591)	(1,051)	(307)	(1,915)
Net (loss) income	$(8,538)	$(2,865)	$(17,372)	$(9,264)

Pro forma earnings per share for the periods
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Weighted average shares outstanding	14,875,000	14,875,000	14,875,000	14,875,000
Basic earnings per share	$(0.57)	$(0.19)	$(1.17)	$(0.62)
Diluted earnings per share	$(0.57)	$(0.19)	$(1.17)	$(0.62)

The pro forma earnings per common share—basic and diluted—presented on the above Consolidated Statements of Operations and Comprehensive Income (Loss) is intended to depict the impact of the Conversion because neither Vericity, Inc., nor the Predecessor, had, prior to the Conversion, any outstanding common shares. The above table presents the pro forma net loss and weighted average common shares outstanding used in the computation of earnings per common share and earnings per common share – assuming dilution.

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net (loss) income	$(8,538)	$(2,865)	$(17,372)	$(9,264)
Comprehensive income (loss):
Net unrealized gains (losses) on investments	3,153	(1,156)	12,459	(8,980)
Total comprehensive income (loss)	3,153	(1,156)	12,459	(8,980)
Total comprehensive (loss) income	$(5,385)	$(4,021)	$(4,913)	$(18,244)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Changes in Equity

(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
COMMON STOCK
Balance – beginning of period	$—	$—
Common stock issued	15	—
Balance – end of period	$15	$-

ADDITIONAL PAID-IN CAPITAL
Balance – beginning of period	$—	$—
Proceeds net of offering costs	132,818	—
Balance – end of period	$132,818	$—

RETAINED EARNINGS
Balance – beginning of period	$174,558	$188,405
Cumulative effect adjustment from changes in accounting guidance, net of tax	8,571	—
Balance after adjustments – beginning of period	183,129	188,405
Net (loss) income	(17,372)	(9,264)
Balance – end of period	$165,757	$179,141

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Balance – beginning of period	$(2,368)	$7,798
Other comprehensive income (loss) attributable to the Company	12,459	(8,980)
Balance – end of period	$10,091	$(1,182)
TOTAL STOCKHOLDERS' EQUITY	$308,681	$177,959

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(17,372)	$(9,264)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation and amortization and other non-cash items	1,228	1,305
Interest credited to policyholder account balances	2,538	2,718
Deferred income tax	(233)	(1,943)
Realized investment gains	(736)	(133)
Interest expense	803	316
Change in:
Trading securities	(268)	(288)
Accrued investment income	393	508
Reinsurance recoverable	2,528	3,851
Deferred policy acquisition costs	(1,114)	(2,309)
Commissions and agent balances	(263)	211
Other assets	(3,447)	(1,139)
Insurance liabilities	8,499	2,924
Other liabilities	707	(1,282)
Net cash (used) provided by operating activities	(6,737)	(4,525)
CASH FLOWS FROM INVESTING ACTIVITIES:
Sales, maturities and repayments of:
Fixed maturity securities	74,202	53,097
Equity securities	—	10
Mortgage loans	2,439	785
Limited partnerships	152	3,323
Purchases of:
Fixed maturity securities	(71,012)	(46,969)
Short-term investments	(71,001)	—
Mortgage loans	(4,508)	(8,423)
Limited partnerships	(38)	—
Change in policyholder loans, net	(251)	321
Other investments, net	(3,406)	(3,599)
Net cash (used) provided by investing activities	(73,423)	(1,455)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock in initial public offering, net of underwriting commission and offering costs	140,572	—
Debt issued	9,934	13,371
Debt repaid	(5,226)	(3,584)
Deposits to policyholder account balances	346	498
Withdrawals from policyholder account balances	(6,861)	(6,222)
Net cash provided (used) by financing activities	138,765	4,063
Net increase (decrease) in cash and cash equivalents	58,605	(1,917)
Cash and cash equivalents – beginning of period	20,984	11,766
Cash and cash equivalents – end of period	$79,589	$9,849
Supplemental cash flow information
Non-cash transactions
Cumulative effect adjustment from changes in accounting guidance, net of tax	$8,571	—
Registration costs included in other assets at December 31, 2018	7,739	—

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Notes to Interim Condensed Consolidated Financial Statements

(dollars in thousands)

Note 1 – Summary of Significant Accounting Policies

Description of Business

Vericity, Inc. (the Company) is a Delaware corporation organized to be the stock holding company for Members Mutual Holding Company (Members Mutual) and its subsidiaries. On August 7, 2019, Vericity, Inc. completed the initial public offering of 14,875,000 shares of its common stock at a price of $10.00 per share (the IPO). The IPO was conducted in connection with the conversion of Members Mutual from mutual to stock form and the acquisition by Vericity, Inc. of all of the capital stock of Members Mutual following its conversion to stock form after its plan of conversion and amended and restated articles of incorporation were approved at a special meeting of eligible members on August 6, 2019 (the Conversion). As a result of the Conversion, Vericity, Inc. became the holding company for converted Members Mutual and its indirect subsidiaries, including Fidelity Life Association (Fidelity Life) and Efinancial, LLC.

Vericity, Inc. operates as a holding company and currently has no other business operations. Fidelity Life is an Illinois‑domiciled life insurance company that was founded in 1896.  Fidelity Life markets life insurance products through independent and affiliated distributors and is licensed in the District of Columbia and all states, except New York and Wyoming.  Efinancial, LLC (Efinancial) markets life and other products for non‑affiliated insurance companies and sells life products for Fidelity Life.

The accompanying interim condensed consolidated financial statements present the accounts of Vericity, Inc. and subsidiaries for the three and nine months ended September 30, 2019 and September 30, 2018 and at September 30, 2019 and December 31, 2018. These interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report for the year ended December 31, 2018. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Basis of Presentation

These interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report, as is permitted by such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2018, and notes thereto, included in the Form S-1.

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

Short-Term Investments

Short-term investments are classified as available-for-sale and are reported at fair value. Changes in fair value are reported as unrealized gains or losses and are a component of accumulated other comprehensive income (AOCI), net of applicable deferred income taxes. Fair value is based on quoted market prices, when available. When quoted market prices are not available, fair value is estimated by discounting fixed maturity securities cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments, and by independent pricing sources. See Note 7 for further discussion on inputs and assumptions used to estimate fair value.

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

Our primary revenue-generating arrangements that are within the scope of ASU 606 are our brokerage arrangements with third-parties. In these arrangements, our customer is the insurance carrier and we have a single performance obligation to place a policy for the insurance carrier. Our performance obligation is satisfied at the point in time when the policy is placed, which is the point in time when the customer obtains control over the policy and has the right to use and obtain the benefits from the policy. In these arrangements, depending on the number of years the policy is in force, a significant majority of our consideration is received in the first year. In addition to the first-year consideration, depending on the specific carrier and product involved, we may also be entitled to renewal commissions over the period of time the policy remains in force. Our consideration is variable based on the amount of time we estimate a policy will remain in force. We estimate the amount of variable consideration that we expect to receive based on our historical experience or carrier experience to the extent available, industry data and our expectations as to future persistency rates. Additionally, we consider application of the constraint and only recognize the amount of variable consideration that we believe is probable to be received and will not be subject to a significant revenue reversal. We monitor and update this estimate at each reporting date.

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

The cumulative effect changes to the Interim Condensed Consolidated Balance Sheet for the adoption of the updated guidance on January 1, 2019 were as follows:

	Balance at December 31,	Adoption Adjustment	Balance at January 1,
ASSETS:	2018	Topic 606	2019
Commissions and agent balances	$1,864	$8,571	$10,435
Deferred income tax assets, net	$10,663	—	$10,663
Retained earnings	$174,558	$8,571	$183,129

The impact of adoption on the Interim Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2019 and Interim Condensed Consolidated Balance Sheets as of September 30, 2019 were as follows:

	Three Months Ended September 30, 2019
REVENUES:	Before Adoption Adjustment	Adoption Adjustment Effect	After Adoption Adjustment
Earned commissions	$4,587	$(47)	$4,540
Total revenue	34,664	(47)	34,617

(Loss) income from operations before income tax	$(9,082)	$(47)	$(9,129)
Income tax (benefit) expense	(591)	—	(591)
Net (loss) income	$(8,491)	$(47)	$(8,538)

	Nine Months Ended September 30, 2019
REVENUES:	Before Adoption Adjustment	Adoption Adjustment Effect	After Adoption Adjustment
Earned commissions	$13,283	$152	$13,435
Total revenue	103,710	152	103,862

(Loss) income from operations before income tax	$(17,831)	$152	$(17,679)
Income tax expense (benefit)	(307)	—	(307)
Net (loss) income	$(17,524)	$152	$(17,372)

	As of September 30, 2019
ASSETS:	Before Adoption Adjustment	Adoption Adjustment Effect	After Adoption Adjustment
Commissions and agent balances	$10,545	$152	$10,697
Deferred income tax assets, net	$7,584	$—	$7,584
LIABILITIES AND EQUITY:
Liabilities	$—	$—	$—
Equity	$—	$—	$—
Retained earnings	$165,605	$152	$165,757

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

Available‑for‑Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses, fair value, and Other Than Temporary Impairments (OTTI) loss included in AOCI of fixed maturities available-for-sale are as follows:

	September 30, 2019
Fixed maturities, available-for-sale	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	OTTI Losses
U.S. government and agencies	$16,308	$2,272	$—	$18,580	$—
U.S. agency mortgage-backed	40,295	1,136	(32)	41,399	—
State and political subdivisions	20,643	2,137	(1)	22,779	—
Corporate and miscellaneous	137,171	16,018	(707)	152,482	—
Foreign government	131	37	—	168	—
Residential mortgage-backed securities	7,075	491	(13)	7,553	(277)
Commercial mortgage-backed securities	19,724	1,077	(3)	20,798	—
Asset-backed securities	59,783	408	(223)	59,968	—
Total fixed maturities, available-for-sale	$301,130	$23,576	$(979)	$323,727	$(277)

	December 31, 2018
Fixed maturities, available-for-sale	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	OTTI Losses
U.S. government and agencies	$11,459	$1,181	$(129)	$12,511	$—
U.S. agency mortgage-backed	32,811	332	(562)	32,581	—
State and political subdivisions	23,334	694	(117)	23,911	—
Corporate and miscellaneous	155,372	5,972	(4,428)	156,916	—
Foreign government	131	11	—	142	—
Residential mortgage-backed securities	9,786	374	(75)	10,085	(269)
Commercial mortgage-backed securities	16,409	56	(313)	16,152	—
Asset-backed securities	55,001	117	(830)	54,288	—
Total fixed maturities, available-for-sale	$304,303	$8,737	$(6,454)	$306,586	$(269)

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

	September 30, 2019
	Amortized Cost	Fair Value
Due in one year or less	$11,853	$12,005
Due after one year through five years	35,033	36,739
Due after five years through ten years	28,360	30,494
Due after ten years	98,829	114,593
Securities not due at a single maturity date — primarily mortgage and asset-backed securities	127,055	129,896
Total fixed maturities, available-for-sale	$301,130	$323,727

Fixed maturities with a carrying value of $5,159 and $4,273 were on deposit with governmental authorities as required by law at September 30, 2019 and December 31, 2018, respectively.

The Company’s fixed maturities portfolio was primarily composed of investment grade securities, defined as a security having a rating of Aaa, Aa, A, or Baa from Moody’s, AAA, AA, A, or BBB from Standard & Poor’s, or National Association of Insurance Commissioners (NAIC) rating of NAIC 1 or NAIC 2. Investment grade securities comprised 98.2% and 94.0% of the Company’s total fixed maturities portfolio at September 30, 2019 and December 31, 2018, respectively.

Short-Term Investments

The Company owns $71,204 of U.S. Treasury bills which mature in the first quarter 2020. These bills were purchased after completion of the IPO and the amortized cost of these securities at September 30, 2019 was $71,190.

Mortgage Loans

The Company makes investments in commercial mortgage loans. The Company, along with other investors, owns a pro rata share of each loan. The Company participates in 32 such investment instruments with ownership shares ranging from 3.1% to 30.0% of the trust at September 30, 2019. The Company owns a share of 292 mortgage loans with a loan average balance of $182 and a maximum exposure related to any single loan of $555. Mortgage loan holdings are diversified by geography and property type as follows:

	September 30, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$17,103	32.2%	$16,081	31.5%
Office	12,488	23.5%	12,446	24.4%
Industrial	8,635	16.2%	7,742	15.2%
Mixed use	6,296	11.8%	6,526	12.8%
Apartments	4,238	8.0%	4,118	8.1%
Medical office	3,191	6.0%	2,905	5.7%
Other	1,214	2.3%	1,248	2.3%
Gross carrying value of mortgage loans	53,165	100.0%	51,066	100.0%
Valuation allowance	(53)		(236)
Net carrying value of mortgage loans	$53,112		$50,830

	September 30, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
U.S. Region:
West South Central	$13,296	25.0%	$12,223	23.9%
East North Central	12,196	22.7%	11,262	22.1%
South Atlantic	11,777	22.2%	12,105	23.7%
West North Central	4,339	8.2%	4,067	8.0%
Mountain	4,191	7.9%	4,357	8.5%
Middle Atlantic	2,852	5.4%	2,714	5.3%
East South Central	3,165	6.0%	2,903	5.7%
New England	137	0.3%	144	0.3%
Pacific	1,212	2.3%	1,291	2.5%
Gross carrying value of mortgage loans	53,165	100.0%	51,066	100.0%
Valuation allowance	(53)		(236)
Net carrying value of mortgage loans	$53,112		$50,830

During the nine months ended September 30, 2019 and 2018, $4,508 and $8,423 of new mortgage loans were purchased respectively, which did not include second lien mortgage loans. There were no taxes, assessments, or any amounts advanced that were not included in the mortgage loan balances at September 30, 2019 and December 31, 2018.  At September 30, 2019, and December 31, 2018, the Company had 5 and 6 mortgage loans with a total carrying value of $530 and $617 that were in a restructured status, respectively. There were no impairments for mortgage loans at September 30, 2019 and December 31, 2018.

The changes in the valuation allowance for commercial mortgage loans were as follows:

	Nine Months Ended September 30, 2019	Year Ended December 31, 2018
Beginning balance	$236	$268
Net decrease in valuation allowance	(183)	(32)
Ending balance	$53	$236

At September 30, 2019 and December 31, 2018, the Company had no mortgage loans that were on nonaccrual status.

At September 30, 2019 and December 31, 2018, the Company had a commitment to make investments in mortgage loans in the amount of $452 and $4,397, respectively.

Limited Partnerships

In 2019, the Company sold all outstanding positions in limited partnerships, which were $118 at December 31, 2018. The Company has no outstanding funding commitments as of September 30, 2019.

Net Investment Income

The sources of net investment income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest from:
Fixed maturities - available-for-sale	$3,171	$3,423	$9,613	$10,241
Policyholder loans	80	85	292	242
Mortgage loans	715	551	1,999	1,603
Short-term investments	188	—	188	—
Cash and cash equivalents	284	34	390	87
Dividends on equity securities	107	106	314	299
Gross investment income	4,545	4,199	12,796	12,472
Investment expense	(368)	(382)	(1,118)	(1,191)
Net investment income	$4,177	$3,817	$11,678	$11,281

Investment expenses include investment management fees, some of which include incentives based on market performance, custodial fees and internal costs for investment-related activities.

Net Realized Investment (Losses) Gains

The sources of realized investment (losses) gains are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Investment (losses) gains from:
Fixed maturities - available-for-sale	$198	$(43)	$351	$207
Equity securities, trading	(440)	98	207	(107)
Mortgage loans	40	(35)	213	18
Limited partnerships	1	6	(4)	53
Investment expenses	(12)	(14)	(31)	(38)
Total net realized investment (losses) gains	$(213)	$12	$736	$133

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

A rollforward of the cumulative credit losses on fixed maturity securities are as follows:

	September 30,	December 31,
	2019	2018
Beginning balance of credit losses on fixed maturity securities	$828	$828
Reduction of credit losses related to securities sold during period	—	—
Ending balance of credit losses on fixed maturity securities	$828	$828

Unrealized Losses for Fixed Maturities

The Company’s fair value and gross unrealized losses for fixed maturities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position are as follows:

September 30, 2019	12 months or less		Longer than 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturity securities
U.S. agency mortgage-backed	$1,612	$(3)	$2,235	$(29)	$3,847	$(32)
State and political subdivisions	258	(1)	—	—	258	(1)
Corporate and miscellaneous	4,497	(357)	3,044	(350)	7,541	(707)
Residential mortgage-backed	392	(12)	7	(1)	399	(13)
Commercial mortgage-backed	1,098	(3)	—	—	1,098	(3)
Asset-backed securities	24,053	(168)	1,559	(55)	25,612	(223)
Total fixed maturities	$31,910	$(544)	$6,845	$(435)	$38,755	$(979)

December 31, 2018	12 months or less		Longer than 12 months		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturity securities
U.S. government and agencies	$1,991	$(82)	$1,469	$(47)	$3,460	$(129)
U.S. agency mortgage-backed	11,420	(171)	12,565	(391)	23,985	(562)
State and political subdivisions	5,420	(63)	2,416	(54)	7,836	(117)
Corporate and miscellaneous	62,162	(3,359)	7,310	(1,069)	69,472	(4,428)
Residential mortgage-backed	4,667	(53)	621	(22)	5,288	(75)
Commercial mortgage-backed	4,948	(117)	4,357	(196)	9,305	(313)
Asset-backed securities	35,372	(703)	6,325	(127)	41,697	(830)
Total fixed maturities	$125,980	$(4,548)	$35,063	$(1,906)	$161,043	$(6,454)

The indicated gross unrealized losses in all fixed maturity categories decreased to $979 from $6,454 at September 30, 2019 and December 31, 2018, respectively. Based on the Company’s current evaluation of its fixed maturities in an unrealized loss position in accordance with our impairment policy, and the Company’s current intentions regarding these securities, the Company concluded that these securities were not other-than-temporarily impaired.

Information and concentrations related to fixed maturities in an unrealized loss position are included below. The tables below include the number of fixed maturities in an unrealized loss position for greater than and less than 12 months and the percentage that were investment grade at September 30, 2019.

	Unrealized Losses 12 months or less
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturity securities
U.S. agency mortgage-backed	5	5	—	—	100%
State and political subdivision	1	1	—	—	100%
Corporate and miscellaneous	18	14	4	—	33%
Residential mortgage-backed	3	3	—	—	—
Commercial mortgage-backed	3	3	—	—	67%
Asset-backed securities	39	39	—	—	92%
Total fixed maturities	69	65	4	—

	Unrealized Losses greater than 12 months
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturity securities
U.S. agency mortgage-backed	6	5	1	—	100%
Corporate and miscellaneous	7	6	1	—	29%
Residential mortgage-backed	1	1	—	—	—
Asset-backed securities	2	2	—	—	100%
Total fixed maturities	16	14	2	—

Note 3 – Policy Liabilities

Future Policy Benefits

Future policy benefits represent the reserve for direct and assumed traditional life insurance policies and annuities in payout status.

The annuities in payout status are certain structured settlement contracts. The policy liability for structured settlement contracts of $18,523 and $16,145 at September 30, 2019 and December 31, 2018, respectively, is computed as the present value of contractually-specified future benefits. The amount included in the policy liability for structured settlements that are life contingent at September 30, 2019 and December 31, 2018, is $13,573 and $11,258, respectively.

To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded. A liability of $4,453 and $2,001 is included as part of the liability for structured settlements with respect to this deficiency at September 30, 2019 and December 31, 2018, respectively. The offset to this liability is recorded as a reduction of the unrealized capital gains included in AOCI.

Participating life insurance in force was 17.5% and 21.9% of the face value of total life at September 30, 2019 and December 31, 2018, respectively.

Note 4 – Reinsurance

The Company uses reinsurance to mitigate exposure to potential losses, provide additional capacity for growth, and provide greater diversity of business. For ceded reinsurance, the Company remains liable to the extent that reinsuring companies may not be able to meet their obligations under the reinsurance agreements. To manage the risk from failure of a reinsurer to meet its obligations, the Company periodically evaluates the financial condition of all of its reinsurers. No amounts have been recorded in the nine months ended September 30, 2019 and 2018 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.

Reinsurance recoverable is as follows:

	September 30,	December 31,
	2019	2018
Ceded future policy benefits	$114,965	$117,035
Claims and other amounts recoverable	19,108	19,566
Ending balance	$134,073	$136,601

The reconciliation of direct premiums to net premiums is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Direct premiums	$37,462	$35,999	$111,190	$105,590
Assumed premiums	6,776	5,987	18,686	15,125
Ceded premiums	(19,814)	(19,626)	(56,572)	(55,253)
Net insurance premiums	$24,424	$22,360	$73,304	$65,462

Net policy charges on universal life products were $42, $38, $126 and $126, for the three and nine months ended September 30, 2019 and 2018, respectively, and are included in other income.

At September 30, 2019 and December 31, 2018, reserves related to fixed‑rate annuity deposits assumed from a former affiliate company amounted to approximately $79,641 and $83,299, respectively, and are included with policyholder account balances in the consolidated balance sheets.

Note 5 – Executive Compensation Plan

After completion of the IPO, unvested outstanding awards from the Company’s long-term incentive plan (LTIP) which covered certain members of management and the Company’s Board of Directors became fully vested. In the third quarter 2019, all LTIP related liabilities were paid to all eligible participants and the plan was terminated.

Note 6 – Closed Block

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

The assets and liabilities within the Closed Block are included in the Company’s consolidated financial statements on the same basis as other accounts of the Company. The maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at September 30, 2019 and December 31, 2018 is $9,757 and $9,541 of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience, respectively.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block, which is referred to as the actuarial calculation. The actuarial calculation projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the actuarial calculation as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block. The review of Closed Block experience also includes consideration of whether a policy dividend obligation should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. At September 30, 2019 and December 31, 2018, the Company recognized a policyholder dividend obligation of $11,656 and $9,383, respectively, resulting from the excess of actual cumulative earnings over the expected cumulative earnings and from accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block.

The impacts on the Company’s comprehensive (loss) income from recognizing a policyholder dividend obligation are as follows:

	September 30,	December 31,
	2019	2018
Actual cumulative (loss) income earnings over expected cumulative earnings	$(8,835)	$(8,668)
Income tax (benefit) expense	(1,855)	(1,820)
Net (loss) income impact	(6,980)	(6,848)
Accumulated net unrealized investment (losses) gains	(2,821)	(715)
Income tax (benefit) expense	(592)	(150)
Other comprehensive (loss) income impact	(2,229)	(565)
Comprehensive (loss) income impact	$(9,209)	$(7,413)

Information regarding the Closed Block liabilities (assets) designated to the Closed Block is as follows:

	September 30,	December 31,
Closed Block Liabilities	2019	2018
Future policy benefits and claims	$47,364	$58,468
Policyholder account balances	7,680	8,147
Other policyholder liabilities	2,264	3,856
Policyholder dividend obligations	11,656	9,383
Other (assets) liabilities	(1,071)	(1,061)
Total Closed Block liabilities	67,893	78,793
Assets Designated to the Closed Block
Investments
Fixed maturity securities - available-for-sale (amortized cost $36,164 and $34,631, respectively)	40,616	36,104
Policyholder loans	1,245	1,321
Total investments	41,861	37,425
Cash and cash equivalents	2,317	2,664
Premiums due and uncollected	2,182	2,595
Accrued investment income	428	450
Reinsurance recoverable	25,933	36,900
Deferred income tax assets, net	3,460	5,314
Total assets designated to the Closed Block	76,181	85,348
Excess of Closed Block assets over liabilities	8,288	6,555
Amounts included in accumulated other comprehensive income:
Unrealized investment gains (losses), net of income tax	3,517	1,164
Allocated to policyholder dividend obligations, net of income tax	(2,228)	(565)
Total amounts included in accumulated other comprehensive income	1,289	599
Maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities (includes excess assets of $9,757 and $9,541, respectively)	$(6,999)	$(5,956)

	September 30,	December 31,
Policyholder Dividend Obligations	2019	2018
Beginning balance	$9,383	$11,097
Impact from earnings allocable to policyholder dividend obligations	167	47
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligations	2,106	(1,761)
Ending balance	$11,656	$9,383

Information regarding the Closed Block revenues and expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Life insurance premiums	$1,158	$1,054	$3,941	$4,626
Net investment income	381	398	1,167	1,215
Realized investment gains	88	1	88	37
Total revenues	1,627	1,453	5,196	5,878
Benefits and expenses:
Life and annuity benefits - including policyholder dividends of $145, $562, $814 and $1,208, respectively	1,338	789	3,828	3,948
Interest credited to policyholder account balances	48	54	146	156
General operating expenses	(250)	(43)	(99)	288
Total expenses	1,136	800	3,875	4,392
Revenues, net of expenses before provision for income tax expense	491	653	1,321	1,486
Income tax expense (benefit)	103	137	277	312
Revenues, net of expenses and provision for income tax expense	$388	$516	$1,044	$1,174

The Company charges the Closed Block with federal income taxes and state and local premium taxes, policy maintenance costs and investment management expenses relating to the Closed Block as provided in the Closed Block Memorandum.

The following table presents the amortized cost and fair value of the Closed Block fixed maturity securities portfolio by contractual maturity at September 30, 2019. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
Due in one year or less	$3,598	$3,629
Due after one year through five years	6,259	6,482
Due after five years through ten years	6,339	6,846
Due after ten years	18,506	22,187
Securities not due at a single maturity date — primarily mortgage and asset- backed securities	1,462	1,472
Total fixed maturities	$36,164	$40,616

Note 7 – Commitments and Contingencies

Litigation

The Company is subject to legal and regulatory actions in the ordinary course of its business. Management does not believe such litigation will have a material impact on the Company’s interim condensed consolidated financial statements. The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible but not probable or, is probable but not reasonably able to be estimated, no accrual is established, but the matter, if material, is disclosed.  We believe there is no individual case pending that is likely to have a material adverse effect on our financial condition or results of operations.

Federal Home Loan Bank of Chicago

The Company is a member of the Federal Home Loan Bank of Chicago (FHLBC). As a member, the Company is able to borrow on a collateralized basis from FHLBC which can be used as an alternative source of liquidity. FHLBC membership requires the Company to own member stock. At September 30, 2019, the Company held $104 of FHLBC common stock which allows the Company to borrow up to $2,311. Interest on borrowed funds is charged at variable rates established from time to time by FHLBC and depending on the borrowing option selected at the time of the borrowing. No amounts have been borrowed from the FHLBC as of September 30, 2019 and December 31, 2018.

Note 8 – Assets and Liabilities Measured at Fair Value

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

Fair values for the Company’s fixed maturities and equity securities are determined by management, utilizing prices obtained from third-party pricing services. Management reviews on an ongoing basis the reasonableness of the methodologies used by the pricing services to ensure prices received represent a reasonable estimate of fair value and to confirm representations regarding whether inputs are observable or unobservable. The main procedure the Company employs in fulfillment of this objective includes back-testing transactions, where past fair value estimates are compared to actual transactions executed in the market on similar dates.

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

Level 2 — This level includes fixed maturities priced principally by independent pricing services using observable inputs other than Level 1 prices, such as quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model‑derived valuations for which all significant inputs are observable market data. Level 2 instruments include most corporate debt securities and U.S. government and agency mortgage-backed securities that are valued by models using inputs that are derived principally from or corroborated by observable market data. Level 2 instruments also include a private placement equity fund.

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

Recurring and Non-Recurring Fair Value Measurements

The Company’s assets that are carried at fair value on a recurring and non-recurring basis, by fair value hierarchy level, are as follows:

September 30, 2019	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$—	$18,580	$—	$18,580
U.S. agency mortgage-backed	—	41,399	—	41,399
State and political subdivisions	—	22,779	—	22,779
Corporate and miscellaneous	1,599	150,883	—	152,482
Foreign government	—	168	—	168
Residential mortgage-backed securities	—	7,553	—	7,553
Commercial mortgage-backed securities	—	20,798	—	20,798
Asset-backed securities	—	56,755	3,213	59,968
Total fixed maturities available-for-sale	1,599	318,915	3,213	323,727
Short-term investments	71,204	—	—	71,204
Equity securities, available-for-sale	—	104	—	104
Equity securities, trading	5,298	—	—	5,298
Total recurring assets	$78,101	$319,019	$3,213	$400,333

December 31, 2018	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities, available-for-sale:
U.S. government and agencies	$—	$12,510	$—	$12,510
U.S. agency mortgage-backed	—	32,582	—	32,582
State and political subdivisions	—	23,911	—	23,911
Corporate and miscellaneous	1,637	142,507	12,773	156,917
Foreign government	—	142	—	142
Residential mortgage-backed securities	—	10,085	—	10,085
Commercial mortgage-backed securities	—	16,151	—	16,151
Asset-backed securities	—	53,366	922	54,288
Total fixed maturities available-for-sale	1,637	291,254	13,695	306,586
Short-term investments	—	—	—	—
Equity securities, available-for-sale	—	99	—	99
Equity securities, trading	4,823	—	—	4,823
Total recurring assets	$6,460	$291,353	$13,695	$311,508

Summary of Significant Valuation Techniques for Assets and Liabilities on a Recurring Basis

Level 1 securities include principally exchange‑traded funds that are valued based on quoted market prices for identical assets.

All the fair values of the Company’s fixed maturities, and equity securities within Level 2 are based on prices obtained from independent pricing services. All of the Company’s prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type and region of the world, based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type and region. For fixed maturities that do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using their pricing applications which incorporate a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, and U.S. Treasury curves. Specifically, for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data.  Securities with validated quotes from pricing services are reflected within Level 2 of the fair value hierarchy, as they generally are based on observable pricing for similar assets or other market significant observable inputs.

Level 3 fair value classification consists primarily of investments in private placement securities where the fair value of the security is determined by a pricing service using spread matrix pricing which incorporates a discounted cash flow model where one or more of the significant inputs is unobservable in the marketplace.  The remaining securities in Level 3 consist of corporate bonds whose fair values are determined by pricing models where there is a lack of transparency to one or more significant inputs, or broker/dealer quotes. The fair value of a broker-quoted asset is based solely on the receipt of an updated quote from a single market maker or a broker-dealer recognized as a market participant. The Company does not adjust broker quotes when used as the fair value measurement for an asset. At September 30, 2019, the Company held 3 securities priced using a broker/dealer quote that was within Level 3.  The fair value of Level 3 liabilities is estimated on the discounted cash flow of contractual payments.

If the Company believes the pricing information received from third-party pricing services is not reflective of market activity or other inputs observable in the market, the Company may challenge the price through a formal process with the pricing service. Historically, the Company has not challenged or updated the prices provided by third-party pricing services. However, any such updates by a pricing service to be more consistent with the presented market observations, or any adjustments made by the Company to prices provided by third-party pricing services would be reflected in the balance sheet for the current period.

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

		Total gains (losses) included in:
	Balance at January 1, 2019	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at September 30, 2019
Financial Assets
Fixed maturities, available-for-sale
Corporate and miscellaneous	$12,773	$—	$—	$—	$—	$—	$(12,773)	$—
Asset-backed securities	922	—	6	2,500	—	(215)	—	3,213
Total assets	$13,695	$—	$6	$2,500	$—	$(215)	$(12,773)	$3,213

		Total gains (losses) included in:
	Balance at January 1, 2018	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2018
Financial Assets
Fixed maturities, available-for-sale
Corporate and miscellaneous	$22,290	$—	$(607)	$—	$—	$(7,660)	$(1,250)	$12,773
Asset-backed securities	1,000	—	—	—	—	(78)	—	922
Total assets	$23,290	$—	$(607)	$—	$—	$(7,738)	$(1,250)	$13,695

The total change in unrealized investment gains (losses) presented in the preceding table represents unrealized gains (losses) only for the current year during which the applicable financial instruments were classified as Level 3. Securities may be transferred in or out of Level 3 based on the availability of observable market information used to determine the fair value of the security. As a result of obtaining new observable market information, there were 29 transfers out of Level 3 into Level 2 in 2019 compared to 1 transfer in 2018. There were no transfers between other levels.

The following presents quantitative information about the significant unobservable inputs utilized by the Company in the fair value measurements of Level 3 assets. Valuations for assets and liabilities not presented in the tables below are primarily based on broker/dealer quotes for which there is a lack of transparency as to inputs used to develop the valuations. The quantitative detail of these unobservable inputs is neither provided nor reasonably available to the Company at the period presented.

September 30, 2019	Fair Value	Valuation technique	Unobservable Input(s)	Range (Weighted Average)
Asset-backed securities	$3,213	Evaluated Pricing	Direct Observations & Observed Comparables	N/A

December 31, 2018	Fair Value	Valuation technique	Unobservable Input(s)	Range (Weighted Average)
Corporate and miscellaneous	$12,773	Matrix pricing	Spreads off benchmark yields	99-110 bps (102 bps)

For the fixed maturities, an increase in spreads off benchmark yields would result in a lower fair value measurement.

Financial Instruments not Measured at Fair Value

The carrying amount and estimated fair values of the Company’s financial instruments that are not measured at fair value on the consolidated balance sheets are as follows:

		Estimated Fair Value
September 30, 2019	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$53,112	$—	$—	$49,972	$49,972
Policyholder loans	5,874	—	—	7,695	7,695
Cash and cash equivalents	79,589	79,589	—	—	79,589
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	21,263	—	—	19,191	19,191
Long/short-term debt	18,877	—	—	21,438	21,438
Policyholder account balances	88,947	—	—	91,652	91,652

		Estimated Fair Value
December 31, 2018	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$50,830	$—	$—	$46,629	$46,629
Policyholder loans	5,623	—	—	7,355	7,355
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	18,774	—	—	17,090	17,090
Long/short-term debt	13,366	—	—	12,992	12,992
Policyholder account balances	93,051	—	—	88,513	88,513

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.

Mortgage Loans — Fair value was based on the discounted value of future cash flows for all first mortgage loans adjusted for specific loan risk. The discount rate was based on the rate that would be offered for similar loans at the reporting date. Fair value excludes $3,193 and $3,262 of second and mezzanine mortgages carried at cost which fair value is not measurable at September 30, 2019 and December 31, 2018, respectively.

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

Note 9 – Long and Short-term Debt

The Company originally entered into a financing arrangement with an external party in January 2018, from which the Company receives an advanced commission-based payment for certain insurance segment term policies sold through the Agency segment, in exchange for a level commission that is paid by the Company over the period the policy remains in-force. The Company’s arrangement with the external party allows the Company to finance up to $23,000 of commission. At September 30, 2019 and December 31, 2018, the Company had a net advance of $17,560 and $13,366, respectively, under this arrangement. At September 30, 2019, the Company expects to pay back the aggregate amounts as presented in the following table.

Due in one year or less	$3,840
Due after one year through two years	2,360
Due after two years through three years	2,143
Due after three years through four years	1,993
Due after four years through five years	1,880
Due after five years	14,804
Less discount	(8,143)
Total long/short-term debt	$18,877

Note 10 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of taxes are as follows:

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized (Losses) Gains on Other Investments	Total
Balance at January 1, 2019	$362	$(2,730)	$(2,368)
Other comprehensive income (loss)	—	15,772	15,772
Income tax (expense) benefit	—	(3,313)	(3,313)
Other comprehensive income (loss), net of tax	—	12,459	12,459
Balance at September 30, 2019	$362	$9,729	$10,091

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized (Losses) Gains on Other Investments	Total
Balance at January 1, 2018	$362	$7,436	$7,798
Other comprehensive (loss) income	—	(11,367)	(11,367)
Income tax benefit (expense)	—	2,387	2,387
Other comprehensive (loss) income, net of tax	—	(8,980)	(8,980)
Balance at September 30, 2018	$362	$(1,544)	$(1,182)

Note 11 – Business Segments

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

The Corporate segment includes certain expenses that are corporate expenses or that will benefit the overall organization and are not allocated to a segment. This segment also recognizes investment income on cash and invested assets held mainly as a result of the IPO.

All intercompany accounts and transactions have been eliminated in consolidation, including any profit or loss from the sale of Insurance segment products through the Agency segment.

The segment results are as follows:

	Three Months Ended September 30, 2019					Three Months Ended September 30, 2018
	Insurance	Agency	Corporate	Eliminations	Total Consolidated	Insurance	Agency	Corporate	Eliminations	Total Consolidated
Net insurance premiums	$24,424	$-	$-	$-	$24,424	$22,360	$—	$—	$—	$22,360
Net investment income	3,792	-	476	(91)	4,177	3,839	—	81	(103)	3,817
Net realized investment (losses) gains	(213)	-	-	-	(213)	12	—	—	—	12
Earned commissions from external customers	—	4,540	—	—	4,540	—	3,420	—	—	3,420
Intersegment earned commissions	—	5,035	—	(5,035)	—	—	7,625	—	(7,625)	—
Other income	39	1,650	-	-	1,689	36	1,838	—	—	1,874
Total revenues	28,042	11,225	476	(5,126)	34,617	26,247	12,883	81	(7,728)	31,483
Life and annuity benefits	17,143	-	-	-	17,143	14,413	—	—	—	14,413
Operating costs and expenses	8,851	13,577	4,216	(3,090)	23,554	7,059	13,029	1,340	(3,196)	18,232
Amortization of deferred policy acquisition costs	4,256	-	-	(1,227)	3,029	3,835	—	—	(1,121)	2,714
Amortization of intangible assets	—	20	—	—	20	—	40	—	—	40
Total benefits and expenses	30,250	13,597	4,216	(4,317)	43,746	25,307	13,069	1,340	(4,317)	35,399
(Loss) income from operations before income tax	$(2,208)	$(2,372)	$(3,740)	$(809)	$(9,129)	$940	$(186)	$(1,259)	$(3,411)	$(3,916)

	Nine Months Ended September 30, 2019					Nine Months Ended September 30, 2018
	Insurance	Agency	Corporate	Eliminations	Total Consolidated	Insurance	Agency	Corporate	Eliminations	Total Consolidated
Net insurance premiums	$73,304	$—	$—	$—	$73,304	$65,462	$—	$—	$—	$65,462
Net investment income	11,328	—	651	(301)	11,678	11,355	—	211	(285)	11,281
Net realized investment (losses) gains	736	—	—	—	736	133	—	—	—	133
Earned commissions from external customers	—	13,435	—	—	13,435	—	10,115	—	—	10,115
Intersegment earned commissions	—	16,874	—	(16,874)	—	—	22,158	—	(22,158)	—
Other income	180	4,529	—	—	4,709	193	6,143	—	—	6,336
Total revenues	85,548	34,838	651	(17,175)	103,862	77,143	38,416	211	(22,443)	93,327
Life and annuity benefits	51,111	—	—	—	51,111	42,793	—	—	—	42,793
Operating costs and expenses	24,330	39,073	7,350	(9,936)	60,817	21,345	38,836	3,766	(10,687)	53,260
Amortization of deferred policy acquisition costs	12,930	—	—	(3,379)	9,551	11,691	—	—	(3,361)	8,330
Amortization of intangible assets	—	62	—	—	62	—	123	—	—	123
Total benefits and expenses	88,371	39,135	7,350	(13,315)	121,541	75,829	38,959	3,766	(14,048)	104,506
(Loss) income from operations before income tax	$(2,823)	$(4,297)	$(6,699)	$(3,860)	$(17,679)	$1,314	$(543)	$(3,555)	$(8,395)	$(11,179)

	September 30, 2019				December 31, 2018
	Insurance	Agency	Corporate	Total Consolidated	Insurance	Agency	Corporate	Total Consolidated
Total investments, cash and cash equivalents	$397,129	$1,924	$139,855	$538,908	$386,254	$590	$2,219	$389,063
Commissions and agent balances	(14,275)	24,972	-	10,697	(13,160)	15,024	—	1,864
Deferred policy acquisition costs	85,681	-	-	85,681	84,567	—	—	84,567
Intangible assets	—	1,655	—	1,655	—	1,716	—	1,716
Reinsurance recoverable	134,073	-	-	134,073	136,601	—	—	136,601
Deferred income tax (liabilities) assets, net	(9,299)	-	16,883	7,584	(6,548)	—	17,211	10,663
Other	22,381	3,255	2,463	28,099	18,468	2,584	9,444	30,496
Total assets	$615,690	$31,806	$159,201	$806,697	$606,182	$19,914	$28,874	$654,970

The Company’s investment in equity method investees and the related equity income is attributable to the Corporate segment.

All the Company’s significant revenues and long-lived assets are located in the United States, which is the Company’s country of domicile.

Note 12 – Subsequent Events

On November 6, 2019, the Company announced that its Board of Directors had declared a special one-time cash distribution of $6.25 per share to common stockholders of record on November 21, 2019, to be paid on December 6, 2019. Based on the current number of shares outstanding, the cash distribution is expected to total approximately $93 million. The cash distribution was declared after the completion of a capital needs assessment undertaken by Vericity, Inc. management at the direction of the Board of Directors following the closing of the Company’s IPO.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the Three- and Nine-Month Periods Ended September 30, 2019 and 2018

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

•	the effect of legislative, judicial, economic, demographic and regulatory events in the jurisdictions where we do business;
•	the effect of challenges to our patents and other intellectual property;
•	costs, availability and collectability of reinsurance;
•	the potential impact on our reported net income that could result from the adoption of future Accounting Standards issued by the Financial Accounting Standards Board or other standard-setting bodies;
•	the inability to maintain or grow our strategic partnerships or our inability to realize the expected benefits from our relationship with the standby purchaser;
•	the inability to manage future growth and integration of our operations; and
•	changes in industry trends and financial strength ratings assigned by nationally recognized rating organizations.

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

Agency Segment

This segment primarily consists of the operations of Efinancial. Efinancial is a call center-based insurance agency that markets life insurance for Fidelity Life and unaffiliated insurance companies. Efinancial’s primary operations are conducted through employee agents from two call center locations, which we refer to as our retail channel. In addition, Efinancial operates as a wholesale agency, assisting independent agents that seek to produce business for the carriers that Efinancial represents, which we refer to as our wholesale channel. The agency segment’s main source of revenue is commissions earned on the sale of insurance policies sold through our retail and wholesale channels. Efinancial also generates data and click-through revenue (reported as part of Insurance Lead Sales on the related Statements of Operations) through its eCoverage web presence.

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

Corporate Segment

The results of this segment consist of net investment income and realized investment gains (losses) earned on nominal invested assets. We also include certain corporate expenses that are not allocated to our other segments, including expenses of Vericity, Inc., board expenses, executive management time spent on corporate matters, and financial reporting and auditing costs related to our consolidation and internal controls.

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

Results of Operations

The major components of operating revenues, benefits and expenses and net (loss) income were as follows:

Vericity, Inc. Consolidated Results of Operations

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2019	2018	2019	2018
Net insurance premiums	$24,424	$22,360	$73,304	$65,462
Net investment income	4,177	3,817	11,678	11,281
Net realized investment (losses) gains	(213)	12	736	133
Earned commissions	4,540	3,420	13,435	10,115
Insurance lead sales	1,650	1,838	4,529	6,143
Other income	39	36	180	193
Total revenues	34,617	31,483	103,862	93,327
Benefits and Expenses
Life, annuity, and health claim benefits	16,243	13,484	48,573	40,075
Interest credited to policyholder account balances	900	929	2,538	2,718
Operating costs and expenses	23,554	18,232	60,817	53,260
Amortization of deferred policy acquisition costs	3,029	2,714	9,551	8,330
Other expenses	20	40	62	123
Total benefits and expenses	43,746	35,399	121,541	104,506
(Loss) income before income taxes	(9,129)	(3,916)	(17,679)	(11,179)
Income tax (benefit) expense	(591)	(1,051)	(307)	(1,915)
Net (loss) income	$(8,538)	$(2,865)	$(17,372)	$(9,264)

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Total Revenues

For the three months ended September 30, 2019, total revenues were $34.6 million compared to $31.5 million for the three months ended September 30, 2018. This increase of $3.1 million resulted from higher net insurance premiums and earned commissions primarily due to a shift in business from intersegment to external distributors, partially offset by lower net realized investment (losses) gains and a decrease in insurance lead sales.

Benefits and Expenses

For the three months ended September 30, 2019, total benefits and expenses were $43.7 million compared to $35.4 million for the three months ended September 30, 2018. This increase of $8.3 million was primarily due to higher operating costs and expenses which includes $5.9 million of accelerated vesting of incentive compensation related to the completion of the IPO, life, annuity, and health claim benefits and amortization of deferred policy acquisition costs.

(Loss) Income Before Income Taxes

For the three months ended September 30, 2019, we had a loss before taxes of $9.1 million compared to a loss before taxes of $3.9 million for the three months ended September 30, 2018. The higher loss of $5.2 million was due to increased insurance operating costs and expenses, life, annuity, and health claim benefits, higher amortization of deferred policy acquisition and lower net realized investment gains and losses, partially offset by net insurance premiums.

Nine months ended September 30, 2019 Compared to the Nine months ended September 30, 2018

Total Revenues

For the nine months ended September 30, 2019, total revenues were $103.9 million compared to $93.3 million for the nine months ended September 30, 2018. This increase of $10.6 million resulted from higher net insurance premiums, higher earned commissions primarily due to a shift in business from intersegment to external distributors and higher net realized investment gains, partially offset by a decrease in insurance lead sales.

Benefits and Expenses

For the nine months ended September 30, 2019, total benefits and expenses were $121.5 million compared to $104.5 million for the nine months ended September 30, 2018. This increase of $17.0 million was primarily due to higher life, annuity, and health claim benefits, operating costs and expenses which includes $5.9 million of accelerated vesting of incentive compensation related to the completion of the IPO, and amortization of deferred policy acquisition costs.

(Loss) Income Before Income Taxes

For the nine months ended September 30, 2019, we had a loss before taxes of $17.7 million compared to a loss before taxes of  $11.2 million for the nine months ended September 30, 2018. This increased loss of $6.5 million was due to higher life, annuity, and health claim benefits, operating costs and expenses and amortization of deferred policy acquisition costs, partially offset by an increase in net insurance premiums and earned commissions.

Analysis of Segment Results

Reconciliation of Segment Results to Consolidated Results

The following analysis reconciles the reported segment results to the Vericity, Inc. total consolidated results. The main difference was the intercompany eliminations.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
(Loss) income before income taxes by segment
Agency operations	$(2,372)	$(186)	$(4,297)	$(543)
Insurance operations	(2,208)	940	(2,823)	1,314
Corporate operations	(3,740)	(1,259)	(6,699)	(3,555)
Eliminations	(809)	(3,411)	(3,860)	(8,395)
(Loss) income from operations before income taxes	(9,129)	(3,916)	(17,679)	(11,179)
Income tax (benefit) expense	(591)	(1,051)	(307)	(1,915)
Net (loss) income	$(8,538)	$(2,865)	$(17,372)	$(9,264)

Agency Segment

The results of our Agency segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Revenue
Earned commissions	$9,575	$11,045	$30,309	$32,273
Insurance lead sales	1,650	1,838	4,529	6,143
Total revenues	11,225	12,883	34,838	38,416
Expenses
Operating costs and expenses	13,577	13,029	39,073	38,836
Amortization of intangibles	20	40	62	123
Total expenses	13,597	13,069	39,135	38,959
(Loss) income before income taxes	$(2,372)	$(186)	$(4,297)	$(543)

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Earned Commissions

For the three months ended September 30, 2019, earned commissions were $9.6 million compared to $11.0 million for the three months ended September 30, 2018. This decrease of $1.4 million resulted from lower sales in our retail channel, which was primarily due to shift in business mix to more guaranteed issue products and lower agent headcount.

Insurance Lead Sales

For the three months ended September 30, 2019, insurance lead sales were $1.7 million compared to $1.8 million for the three months ended September 30, 2018. This decrease of $0.1 million was primarily due to a management decision to reduce external lead sales and maximize retail channel sales.

Operating Costs and Expenses

For the three months ended September 30, 2019, operating costs and expenses were $13.6 million compared to $13.0 million for the three months ended September 30, 2018. This increase of $0.6 million was primarily due to a $1.2 million increase in overhead expenses, which includes $0.9 million of accelerated vesting of incentive compensation related to the completion of the IPO partially offset by lower variable cost of sales of $0.6 million, which was mainly driven by lower retail earned commissions.

(Loss) Income Before Income Taxes

For the three months ended September 30, 2019, the Agency segment incurred a net loss of $2.4 million compared to net loss of $0.2 million for the three months ended September 30, 2018. This increase in net loss of $2.2 million was the result of lower earned commissions and higher operating costs and expenses.

Nine Months Ended September 30, 2019 Compared to the Nine months Ended September 30, 2018

Earned Commissions

For the nine months ended September 30, 2019, earned commissions were $30.3 million compared to $32.3 million for the nine months ended September 30, 2018. This decrease of $2.0 million resulted from lower sales in our retail channel, which was primarily due to shift in business mix to more guaranteed issue products and lower agent headcount, partially offset by growth in our wholesale channel.

Insurance Lead Sales

For the nine months ended September 30, 2019, insurance lead sales were $4.5 million compared to $6.1 million for the nine months ended September 30, 2018. This decrease of $1.6 million was primarily due to a management decision to reduce external lead sales and maximize retail channel sales.

Operating Costs and Expenses

For the nine months ended September 30, 2019, operating costs and expenses were $39.1 million compared to $38.8 million for the nine months ended September 30, 2018. This increase of $0.3 million was due to a $1.9 million increase in overhead expenses, primarily due to $0.9 million of accelerated vesting of incentive compensation related to the completion of the IPO and increases in non-agent staff costs partially offset by lower variable cost of sales of $1.6 million, which was mainly driven by lower retail earned commissions.

(Loss) Income Before Income Taxes

For the nine months ended September 30, 2019, the Agency segment incurred a net loss of $4.3 million compared to a net loss of $0.5 million for the nine months ended September 30, 2018. This increase in net loss of $3.8 million was the result of lower earned commissions, lower lead sales revenue, and higher operating costs and expenses.

Insurance Segment

The results of our Insurance segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Revenue:
Net insurance premiums	$24,424	$22,360	$73,304	$65,462
Net investment income	3,792	3,839	11,328	11,355
Net realized investment (losses) gains	(213)	12	736	133
Other income	39	36	180	193
Total revenues	28,042	26,247	85,548	77,143
Benefits and Expenses:
Life and annuity benefits	16,243	13,484	48,573	40,075
Interest credited to policyholder account balances	900	929	2,538	2,718
Operating costs and expenses	8,851	7,059	24,330	21,345
Amortization of deferred policy acquisition costs	4,256	3,835	12,930	11,691
Total benefits and expenses	30,250	25,307	88,371	75,829
(Loss) income before income taxes	$(2,208)	$940	$(2,823)	$1,314

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Premium Revenues

For the three months ended September 30, 2019, net insurance premiums were $24.4 million compared to $22.4 million for the three months ended September 30, 2018. This increase of $2.0 million in net insurance premiums was primarily due to growth in our core lines of $2.2 million, mainly driven by increases in LifeTime Benefit Term (LBT) and Rapid Decision Term and increases of $0.1 million in our non-core lines, and $0.1 million in Closed Block, partially offset by a decrease of $0.4 million in annuities and assumed life.

Net Realized Investment Gains (Losses)

      See “Note 2 – “Investments” in the notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Life and Annuity Benefits

For the three months ended September 30, 2019, life and annuity claim benefits were $16.2 million compared with $13.5 million for the three months ended September 30, 2018. This increase of $2.7 million was mainly attributable to an increase of $2.3 million in net claims, resulting from $2.5 million higher claim activity on certain core and non-core products and $0.1 million in Closed Block.

Operating Costs and Expenses

For the three months ended September 30, 2019, operating costs and expenses were $8.9 million compared to $7.1 million for the three months ended September 30, 2018. This increase of $1.8 million was due to accelerated vesting of incentive compensation related to the completion of the IPO.

Amortization of Deferred Policy Acquisition Costs

For the three months ended September 30, 2019, amortization of deferred policy acquisition costs was $4.3 million compared to $3.8 million for the three months ended September 30, 2018, reflecting an increase in our core lines of $0.5 million and non-core lines of $0.2 million, partially offset by a decrease in Closed Block of $0.4 million.

Income (Loss) Before Income Taxes

For the three months ended September 30, 2019, net loss was $2.2 million compared to net income of $0.9 million for the three months ended September 30, 2018. The $3.1 million decrease resulted primarily from a $2.6 million increase in life and annuity benefits, $1.8 million increase in operating costs and expenses, and an increase in amortization of deferred policy acquisition costs of $0.5 million partially offset by an increase in premiums of $2.0 million.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Premium Revenues

For the nine months ended September 30, 2019, net insurance premiums were $73.3 million compared to $65.5 million for the nine months ended September 30, 2018. This increase of $7.8 million in net insurance premiums was primarily due to growth in our core lines of $8.6 million, mainly driven by increases in LBT and Rapid Decision Term and $1.3 million in our non-core lines, partially offset by a decrease in annuities and assumed life of $1.4 million due to the recapture of a majority of this business and a decrease in Closed Block of $0.7 million.

Net Realized Investment Gains (Losses)

      See “Note 2 – “Investments” in the notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Life and Annuity Benefits

For the nine months ended September 30, 2019, life and annuity claim benefits were $48.6 million compared with $40.1 million for the nine months ended September 30, 2018. This increase of $8.5 million was mainly attributable to an increase of $7.7 million in net claim benefits resulting from $7.0 million higher claim activity on certain core and non-core products, and $1.6 million in annuities and assumed life, partially offset by a decrease of $0.9 million in Closed Block. Change in benefit reserves increased $0.8 million primarily due to growth in our core lines of $3.9 million, partially offset by a decrease of $3.2 million in annuities and assumed life primarily related to the recapture of the majority of an assumed life block of business.

Operating Costs and Expenses

For the nine months ended September 30, 2019, operating costs and expenses were $24.3 million compared to $21.3 million for the nine months ended September 30, 2018. This increase of $3.0 million was due to $1.8 million of accelerated vesting of incentive compensation related to the completion of the IPO and an increase in non-deferrable acquisition costs.

Amortization of Deferred Policy Acquisition Costs

For the nine months ended September 30, 2019, amortization of deferred policy acquisition costs was $12.9 million compared to $11.7 million for the nine months ended September 30, 2018, reflecting $2.2 million increase from core and non-core lines, partially offset by $1.0 million reduction in Closed Block.

(Loss) Income Before Income Taxes

For the nine months ended September 30, 2019, net loss was $2.8 million compared to net income of $1.3 million for the nine months ended September 30, 2018. The decrease in net income of $4.1 million resulted primarily from higher life and annuity benefits and interest credited to policyholders of $8.3 million, higher general expenses of $3.0 million and increased amortization of deferred policy acquisition costs of $1.2 million, partially offset by increases in premiums of $7.8 million and net realized capital gains of $0.6 million.

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

The maximum future earnings to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at September 30, 2019 and December 31, 2018, are $9.6 million and $9.5 million, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

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

Corporate Segment

The results of the corporate segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Revenue:
Net investment income	$476	$81	$651	$211
Total revenue	476	81	651	211
Expenses:
Operating costs and expenses	4,216	1,340	7,350	3,766
Total expenses	4,216	1,340	7,350	3,766
(Loss) before income taxes	$(3,740)	$(1,259)	$(6,699)	$(3,555)

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018       (

(Loss) Income Before Income Taxes

For the three months ended September 30, 2019, the net loss increased $2.4 million to $3.7 million from a net loss of $1.3 million for the three months ended September 30, 2018. The increase in the net loss is primarily related to the completion of the IPO and includes $3.2 million of accelerated vesting of incentive compensation, partially offset by a $0.4 million increase in net investment income.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

(Loss) Income Before Income Taxes

For the nine months ended September 30, 2019, the net loss increased $3.1 million to $6.7 million from a net loss of $3.6 million for the nine months ended September 30, 2018. The increase in the net loss is primarily related to the completion of the IPO and includes $3.2 million of accelerated vesting of incentive compensation, partially offset by a $0.4 million increase in net investment income.

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

The results of these elimination entries were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(dollars in thousands)		(dollars in thousands)
Revenue:
Net investment (loss) income	$(91)	$(103)	$(301)	$(285)
Earned commissions	(5,035)	(7,625)	(16,874)	(22,158)
Total revenues	(5,126)	(7,728)	(17,175)	(22,443)
Expenses:
Commission expense	(3,090)	(3,196)	(9,936)	(10,687)
Operating costs and expenses
Amortization of deferred policy acquisition costs	(1,227)	(1,121)	(3,379)	(3,361)
Total expenses	(4,317)	(4,317)	(13,315)	(14,048)
(Loss) before income taxes	$(809)	$(3,411)	$(3,860)	$(8,395)

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

For the three months ended September 30, 2019, the impact of intercompany eliminations on pre-tax income was a reduction of $0.8 million compared to a $3.4 million reduction for the three months ended September 30, 2018. This decrease in pre-tax loss of $2.6 million was mainly due to lower volume of intersegment sales.

Nine months ended September 30, 2019 Compared to the Nine months ended September 30, 2018

For the nine months ended September 30, 2019, the impact of intercompany eliminations on pre-tax income was a reduction of $3.9 million compared to a $8.4 million reduction for the nine months ended September 30, 2018. This decrease in pre-tax loss of $4.5 million was mainly due to lower volume of intersegment sales.

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

Investment Guidelines

Our investment strategy and guidelines are developed by management and approved by the Investment Committee of Fidelity Life’s board of directors. Our investment strategy related to our insurance segment is designed to maintain a well-diversified, high quality fixed income portfolio that will provide adequate levels of net investment income and liquidity to meet our policyholder obligations under our life insurance policies and our assumed annuity deposits. To help maintain liquidity, we establish the duration of invested assets within a tolerance to the policy liability duration. The investments of our insurance segment are managed with an emphasis on current income within quality and diversification constraints. The focus is on book yield of the fixed income portfolio as the anticipated portfolio yield is a key element used in pricing our insurance products and establishing policyholder crediting rates on our annuity contracts.

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

Our investment portfolios are all managed by third-party investment managers that specialize in insurance company asset management. These managers are selected based upon their expertise in the particular asset classes that we own. We contract with an investment management firm to provide overall assistance with oversight of our portfolio managers, evaluation of investment performance and assistance with development and implementation of our investment strategy. This investment management firm reports to our Chief Financial Officer and to the Investment Committee of Fidelity Life’s board of directors. On a quarterly basis, or more frequently if circumstances require, we review the performance of all portfolios and portfolio managers with the Investment Committee.

The following table shows the distribution of the fixed maturity securities classified as available-for-sale by quality rating using the rating assigned by Standard & Poor’s, a nationally recognized statistical rating organization. Over the periods presented, we have maintained a consistent weighted average bond quality rating of “A.” The percentage allocation of total investment grade securities has increased to 98.2% at September 30, 2019 from 94.0% at December 31, 2018 due to the Standard & Poor’s (S&P) ratings on certain new securities acquired in our portfolio of distressed residential mortgage-backed securities.

	Estimated Fair Value
	September 30, 2019		December 31, 2018
	(dollars in thousands)
S&P Rating
AAA	$97,005	30.0%	$80,606	26.3%
AA	47,217	14.6%	40,583	13.2%
A	95,677	29.6%	93,214	30.4%
BBB	62,638	19.3%	57,599	18.8%
Not rated	15,304	4.7%	16,076	5.2%
Total investment grade	317,841	98.2%	288,078	94.0%
BB	3,509	1.1%	11,896	3.8%
B	1,452	0.4%	4,802	1.6%
CCC	918	0.3%	1,802	0.6%
D	7	0.0%	8	0.0%
Total below investment grade	5,886	1.8%	18,508	6.0%
Total	$323,727	100.0%	$306,586	100.0%

The following table sets forth the maturity profile of our debt securities at September 30, 2019 and December 31, 2018. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	September 30, 2019				December 31, 2018
(dollars in thousands)	Amortized Cost	%	Estimated Fair Value	%	Amortized Cost	%	Estimated Fair Value	%
Due in one year or less	$11,853	3.9%	$12,005	3.7%	$7,395	2.4%	$7,434	2.4%
Due after one year through five years	35,033	11.6%	36,739	11.3%	53,759	17.7%	54,239	17.7%
Due after five years through ten years	28,360	9.4%	30,494	9.4%	41,125	13.5%	40,866	13.3%
Due after ten years	98,829	32.8%	114,593	35.4%	85,398	28.1%	88,461	28.9%
Securities not due at a single maturity date-primarily mortgage and asset-backed securities	127,055	42.3%	129,896	40.2%	116,626	38.3%	115,586	37.7%
Total debt securities	$301,130	100.0%	$323,727	100.0%	$304,303	100.0%	$306,586	100.0%

Every quarter, we review all investments where the market value is less than the carrying value to ascertain if the impairment of the security’s value is OTTI. The quarterly review is targeted to focus on securities with larger impairments and that have been in an impaired status for longer periods of time. (see “Note 9 – Accumulated Other Comprehensive Income (Loss)” in the accompanying Interim Condensed Consolidated Financial Statements included in this Form 10-Q).

Net Investment Income

One key measure of our investment income is the book yield on our holdings of fixed maturity securities classified as available-for-sale. This totaled $301.1 million and $304.3 million as of September 30, 2019 and December 31, 2018, respectively. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying investments for the period. For the nine months ended September 30, 2019 and 2018, our book yield on fixed maturity securities available-for-sale was 4.3% and 4.3%, respectively.

Interest Credited on Contract-holder Deposits

Included with the future policy benefits is the liability for contract-holder deposits on deferred annuity contracts assumed through two reinsurance agreements effective in 1991 and 1992, and certain other policy funds left on deposit with the Company. The aggregate liability for deposits is as follows:

	September 30, 2019	December 31, 2018	September 30, 2019	September 30, 2018
	Ending Balance	Ending Balance	Year to Date Interest Credited	Year to Date Interest Credited
	(dollars in thousands)
Annuity contract holder deposits—assumed	$79,641	$83,299	$2,362	$2,534
Dividends left on deposit	7,680	8,147	146	156
Other	1,626	1,605	30	28
Total	$88,947	$93,051	$2,538	$2,718

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

Net Realized Investment Gains (Losses)

Realized investment gains and losses are subject to general economic trends and generally correlate with movements in major market indexes. The amounts classified as realized gains and losses in our Statement of Operations include amounts realized from sales of investments, mark-to-market adjustments and OTTI of individual securities related to credit impairment.

Unrealized Holding Gains (Losses)

We also record capital appreciation/depreciation on our available-for-sale fixed maturity securities. The following table shows the change in mark-to-market adjustments on our available-for-sale fixed maturity securities. These adjustments result from the low current market interest rates, which cause the market value of our holdings, that overall carry higher interest rates than available in the market, to increase.

	Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
Accumulated Other Income (loss)
Unrealized holding gains/(losses) from changes in the market value of securities, including the related impact to future policy benefit liabilities, the policyholder dividend obligation and deferred policy acquisition cost balances	$15,772	$(11,367)
Income tax effect	(3,313)	2,387
Net change in accumulated other comprehensive income (loss)	$12,459	$(8,980)

Financial Position

At September 30, 2019, we had total assets of $806.7 million compared to total assets at December 31, 2018 of $655.0 million, an increase of $152.0 million. The invested asset base increased $91.2 million primarily due to short-term investment increase of $71.2 million related to cash received from the completion of the IPO and increase in market value changes of $20.3 million, partially offset by net sales of invested assets. In addition, the commissions receivable increased by $8.8 million, primarily resulting from the adoption of the Revenue Recognition accounting standard effective January 1, 2019 (see “Note 1 – Summary of Significant Accounting Policies – Accounting Standards Adopted” in the notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q). Cash increased $58.6 million primarily related to cash from the IPO, partially offset by operations and timing of claim payments and collection of reinsurance recoveries. The above increases were offset by the following drivers: Other assets decreased $2.0 million primarily due to costs incurred in prior years related to the IPO previously classified in Other assets and now included in Additional paid in capital partially offset by increases in internally developed software and due premium. Reinsurance recoverable decreased $2.5 million as a result of a $5.4 million decrease in ceded policy and claim reserves, offset by an increase of $2.9 million related to timing of settlements of reinsurance receivables. Deferred income taxes decreased $2.7 million, primarily due to changes related to investment market gains.

At September 30, 2019, we had total liabilities of $498.0 million compared to total liabilities of $482.8 million at December 31, 2018, an increase of $15.2 million. Future policy benefits and claims increased $14.2 million, primarily due to a $30.7 million increase in core and non-core lines due to growth and maturity of the underlying blocks of business, offset by a decrease of $11.1 million in the Closed Block and $5.4 million decrease in annuities and assumed life, primarily related to the recapture of the majority of an assumed  life block of business. Debt increased $5.5 million related to additional net borrowings under our commission financing agreement with Hannover Life. Other liabilities increased $0.6 million, primarily related to timing of investment trades, partially offset by changes in operating accruals. Policyholder dividend obligations relating to the Closed Block increased $2.3 million, primarily related to changes in the market value of invested assets. The above increases were offset by the following items: policyholder account balances decreased $4.1 million, which was largely due to annuity payments, other policyholder liabilities and reinsurance liabilities and payables decreased $3.2 million, primarily due to timing of claim payments and reinsurance settlements.

At September 30, 2019, total equity increased to $308.7 million from $172.2 million at December 31, 2018. This increase in equity of $136.5 million consists of a $132.8 million increase as a result of the IPO and a net gain in other comprehensive income for the period of $12.5 million which was due to unrealized net gains on our fixed maturity available-for-sale securities portfolio, net of taxes. Retained earnings decreased by $8.8 million which included a net loss of $17.4 million for the nine months ended September 30, 2019, partially offset by an increase of $8.6 million related to the Revenue Recognition accounting standard adoption. (See “Note 1 – Summary of Significant Accounting Policies – Accounting Standards Adopted” in the notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q).

Liquidity and Capital Resources

Our principal sources of funds are from premium revenues, commission revenues, investment income and proceeds from the sale or maturity of investments and net borrowings. The Company’s primary uses of funds are for payment of life policy benefits, contract-holder withdrawals on assumed annuity contracts, new business acquisition costs for our insurance operations (i.e., commissions, underwriting and issue costs), cost of sales for Agency operations (i.e., agent compensation, purchased lead and lead generation costs), operating costs and expenses and purchases of investments. Our investment portfolio is structured to provide funds periodically over time, through investment income and maturities, for the payment of policy benefits and contract-holder withdrawals.

Under our commission financing arrangement with Hannover Life, Fidelity Life is able to pay level annual commissions instead of first year only commissions to Efinancial for sales of RAPIDecision® Life policies and Hannover Life advances to Efinancial amounts approximately equal to first year only commissions for sales of those policies. This arrangement reduces Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business while helping to provide liquidity for Efinancial through the receipt of larger first year only commissions. We are able to obtain advances up to $23 million under our arrangement with Hannover Life. As of September 30, 2019 and December 31, 2018, we had net advances of $17.6 million and $13.4 million under this arrangement.

We are a member of the Federal Home Loan Bank of Chicago (the “FHLBC”). As a member, we are able to borrow on a collateralized basis from the FHLBC. We own FHLBC common stock with a book value of $0.1 million, which allows us to borrow up to $2.3 million. Interest on borrowed funds is charged at variable rates established from time to time by the FHLBC based on the interest rate option selected at the time of the borrowing. There have been no borrowings from the FHLBC during 2019 and 2018.

During the first nine months of 2019 and 2018, the board of directors of Fidelity Life approved the payment of $5.0 million and $3.5 million, respectively, in dividends to Vericity Holdings. The dividends provided operating funds to Vericity Holdings to support corporate operations and initiatives. Following the Conversion, Fidelity Life has agreed not to pay any common stock dividends without the approval of a majority of the Company designees. In connection with the approval of the Conversion by the Illinois Director of Insurance, we agreed, for a period of twenty-four months following the completion of the Conversion, to (i) seek the prior approval of the Illinois Department of Insurance for any declaration of an ordinary dividend by Fidelity Life, and (ii) either maintain $20 million of the proceeds of the offering at Vericity, Inc. or use all or a portion of that $20 million to fund our operations.

Cash Flows

Cash flows from investing activities includes our fixed maturity securities and equity holdings that are classified as available-for-sale securities. Period to period, the cash flows associated with the changes in these portfolios will vary between cash sources and cash uses depending on portfolio trading due to investment market conditions.

Cash flows from financing activities primarily consists of the assumed annuity contract-holder deposits. The annuity liabilities are reducing each period due to cash withdrawals by contract-holders on this block of annuities that were primarily written in the late 1980s. Cash deposits from these annuity contracts are minimal compared to cash withdrawal activity. Also included in financing cash flows are net proceeds from our commission financing arrangement.

The following table summarizes our cash flows for the nine months ended September 30, 2019 and September 30, 2018.

	Nine Months Ended September 30,
	2019	2018
	(dollars in thousands)
Consolidated Summary of Cash Flows
Cash flows provided by (used for) operating activities	$(6,737)	$(4,525)
Cash flows provided by (used for) investing activities	(73,423)	(1,455)
Cash flows provided by (used for) financing activities	138,765	4,063
Net increase (decrease) in cash and cash equivalents	$58,605	$(1,917)

For the nine months ended September 30, 2019 and 2018, we had a net increase in cash of $58.6 million compared to a net decrease of $1.9 million for the nine months ended September 30, 2018. The increase in cash flows year over year of $60.5 million is primarily related to proceeds from the IPO.

Recent Accounting Pronouncements

All applicable adopted accounting pronouncements have been reflected in our Interim Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2019 and December 31, 2018.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of IPO Proceeds

The Company completed its IPO on August 7, 2019, pursuant to a Form S-1 declared effective by the SEC on June 20, 2019 (File No. 333-231952). Below are further details of the use of the IPO proceeds: Vericity, Inc. registered the sale of a maximum of 20,125,000 shares, of which 14,875,000 were sold in the IPO. Raymond James served as managing underwriter in the IPO.

•

The amount registered and the aggregate price of the offering amount was 20,125,000 and $201,250,000, respectively, and the amount sold and the aggregate price of the offering amount was 14,875,000 and $148,750,000, respectively.

•	The common stock was registered pursuant to the Form S-1 described above.
•

The total offering expenses incurred in connection with the IPO are estimated to be $15.9 million, including $4.0 million paid to the underwriters. Offering expenses of $11.9 million were comprised of $5.9 million in legal fees and expenses, $2.6 million of actuarial fees and expenses, $1.8 million of printing and mailing, and $1.6 million of accounting fees and expenses.

•	The net offering proceeds to Vericity, Inc. after deducting total offering expenses are estimated to be $132.8 million.
•

Vericity, Inc. expects that any unallocated net proceeds from the offering will be used for general corporate purposes, including paying holding company expenses and the special cash dividend to stockholders referenced in Note 12 – Subsequent Events above.

•

Additionally, pursuant to an agreement with the Illinois Department of Insurance, at least $20 million of the proceeds of the offering will be used to fund the operations of Vericity, Inc.’s various subsidiaries.

Item 3. Default upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

10.18	APEX HOLDCO L.P. 2019 EQUITY INCENTIVE PLAN

10.19	Form of Employee-Consultant Award Agreement

10.20	Form of Director Award Agreement

10.21	Form of CEO Award Agreement

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAR	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vericity, Inc.

Date: November 14, 2019	By:	/s/ Chris S. Kim
Chris S. Kim
Executive Vice President, Chief Financial Officer and Treasurer