Form 10-K
period 2019-12-31
Vericity, Inc.
filed 2020-03-30
CIK 1575434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38945

VERICITY, INC.

(Exact name of Registrant as specified in its Charter)

DELAWARE	46-2348863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
8700 W Bryn Mawr Avenue, Suite 900 S, Chicago, Illinois	60631
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 379-2397

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 per share	VERY	NASDAQ Capital Market

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐ NO ☒

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the offering price and number of shares sold in the Registrant’s initial public offering on August 7, 2019, was $18,411,600.

The number of shares of Registrant’s Common Stock outstanding as of March 30, 2020 was 14,875,000.

DOCUMENTS INCORPORATED BY REFERENCE

i

PART I

Item 1. Business.

Overview

On August 7, 2019, Vericity, Inc. (the “Company”) completed the initial public offering of 14,875,000 shares of its common stock at a price of $10.00 per share (the “IPO”). The IPO was conducted in connection with the conversion of Members Mutual Holding Company (“Members Mutual”) from mutual to stock form and the acquisition by Vericity, Inc. of all of the capital stock of Members Mutual following its conversion to stock form after its plan of conversion and amended and restated articles of incorporation were approved at a special meeting of eligible members on August 6, 2019 (the “Conversion”). As a result of the Conversion, Vericity, Inc. became the holding company for converted Members Mutual and its indirect subsidiaries, including Fidelity Life Association and Efinancial, LLC.

In the IPO, a total of 3,501,648 shares were sold to eligible members, employees and management of Members Mutual, and certain purchasers in a community offering, and a total of 11,373,352 were sold to Apex Holdco L.P., an affiliate of J.C. Flowers IV L.P., a private equity fund advised by J.C. Flowers & Co. LLC, pursuant to a standby stock purchase agreement under which Apex Holdco L.P. agreed to act as the standby purchaser for the IPO (“Standby Purchaser”).  As a result, the Standby Purchaser owns approximately 76.5% of the issued and outstanding shares of Vericity, Inc. common stock.

We conduct our business through our two operating subsidiaries, Fidelity Life Association, an Illinois-domiciled life insurance company chartered in 1896 (“Fidelity Life”), and Efinancial, LLC, a call center-based insurance agency (“Efinancial”). Fidelity Life distributes life insurance products through Efinancial and other unaffiliated agents and is licensed in the District of Columbia and every state except New York and Wyoming. A.M. Best has assigned an “A-” (Excellent) rating to Fidelity Life, which is the fourth highest out of fifteen ratings. Fidelity Life is located in Chicago, Illinois.

We provide life insurance protection targeted to the middle American market. We believe there is a substantial unmet need for life insurance, particularly among domestic households with annual incomes of between $50,000 and $125,000, a market we refer to as our target Middle Market. We strive to deliver to this market affordable, easy to understand term and whole life insurance products through a consumer-friendly and efficient sales process. Through innovation in product design and distribution that provides access to the Middle Market, including call center and web-enabled sales and underwriting processes, quick issuance of policies and an emphasis on products not medically underwritten at the time of sale, we believe we are well positioned to make life insurance more affordable and accessible to the Middle Market.

Efinancial markets life products for Fidelity Life and other unaffiliated insurance companies. Efinancial’s primary operations are conducted through employee agents from three call center locations in Bellevue, Washington, Chicago, Illinois and Tempe, Arizona, which we refer to as our retail channel, and through independent agents and other marketing organizations, which we refer to as our wholesale channel. Efinancial’s principal office is located in Bellevue, Washington.

We believe our ability to unconditionally issue policies either during or within 24 to 48 hours of the initial call differentiates us from our competitors. Leveraging our patented RAPIDecision® sales and underwriting processes, we can sell a life insurance policy to a consumer before medical underwriting is complete. We are able to complete an initial underwriting process for most of our life insurance applicants either during or shortly after the initial call, and if not, within 24 to 48 hours after that initial call. For the year   ended December 31, 2019, approximately 90% of our policy applications processed through our RAPIDecision® underwriting process received an underwriting disposition on or shortly after the initial sales call. Approximately one-half of the remaining applications received final underwriting decisions within the next 24 to 48 hours.

Our RAPIDecision®Life product provides coverage at the point of issue that is a blend of all-cause term life insurance for part of the coverage and accidental death insurance for the remainder of the total face amount. If a policyholder completes medical underwriting after the initial sale of the RAPIDecision®Life product, the policy benefits may be improved based on the underwriting results to increase the proportion of all-cause term life insurance coverage, typically with no increase in premium. In some instances, based upon the results of predictive analytic models, the consumer can qualify for the full amount of all-cause coverage without medical testing.

For the years ended December 31, 2019 and 2018, we had total consolidated revenue of $135.3 million and $124.0 million, net life premium revenue of $94.4 million and $88.6 million, and a net loss of $19.3 million and $13.8 million, respectively. As of December 31, 2019, we had total assets of $721.8 million and equity of $212.4 million.

Our Approach

Our business model is predicated upon gaining cost effective access to the Middle Market, engaging consumers in our sales process for life insurance with products that have higher placement rates than traditional fully underwritten term life insurance in a call center environment, and issuing those products quickly. We require access to a large quantity of quality sales leads to keep our retail call center agents productive. Currently, we acquire most of our sales leads from third-party lead vendors. We supplement that lead flow with leads we generate ourselves. More significantly, we are rapidly increasing our affinity business with non-life insurance partners that provide their customers or prospects as leads, and we market and sell life insurance products to those leads.

We tend to sell policies with lower face amounts, resulting in more affordable options for our customers. Although not the lowest priced, our products are competitive and they represent an attractive consumer value considering the coverage they provide and the relative simplicity of our sales and underwriting processes. Our business model allows us to capture end-to-end data beginning with the acquisition of sales leads through the final disposition of life insurance policies. With this data, we plan to develop and apply predictive analytics to realize efficiencies at various points in the sales process.

Business Segments

We manage our business through three segments:

•

Agency. Our Agency Segment operates through Efinancial. Efinancial sells insurance products through its call center distribution platform and through its independent agents and other marketing organizations.

•

Insurance. Our Insurance Segment operates through Fidelity Life. Fidelity Life engages in the principal business lines of Core Life, Non-Core Life, Closed Block, and annuities and assumed life. In its Core Life and Non-Core Life business lines, Fidelity Life offers primarily term life insurance products, and to a lesser extent accidental death and final expense products. We currently do not offer annuity contracts, separate account variable products or universal life products.

•

Corporate. Our Corporate Segment consists primarily of a small amount of capital required to be maintained for regulatory purposes, and also includes certain expenses considered to be corporate and not allocated to our Agency or Insurance Segments.

Agency Segment

Overview

The Agency Segment consists of the operations of Efinancial. Efinancial is a call center-based insurance agency that markets life insurance for Fidelity Life and unaffiliated insurance companies. Efinancial’s primary operations are conducted through employee agents from three call center locations, which we refer to as our retail channel. In addition, Efinancial operates as a wholesale agency, assisting independent agents that seek to produce business for the carriers that Efinancial represents, which we refer to as our wholesale channel.

The Agency Segment’s main source of revenue is commissions earned on the sale of insurance policies sold through our retail channel. Efinancial’s employee agents utilize insurance sales leads to contact potential customers and then work with the customers to complete the sales process, which can occur during the initial contact or within 24 to 48 hours for non-medically underwritten policies. In our wholesale channel, in consideration for using our carrier contracts, access to leads and case management services, we receive a portion of the commission earned by the independent agent from the carrier. Efinancial also generates insurance lead sales revenue through its eCoverage web presence, and through the resale of leads that are not well suited for our call center.

Agents

Our agents in the Agency Segment are either employed by Efinancial or are independent agents who sell through our wholesale distribution channel.

Our Employee Agents

In each of our retail call center facilities, our employee agents, or call center insurance agents, conduct outbound telephone sales using insurance sales leads obtained from sales leads vendors or generated by our own marketing efforts or through our affinity partner relationships. To a much lesser extent, the call center insurance agents also handle inbound telephone and web-based inquiries directly from consumers. Our patented ALISS® platform provides a structured environment in which our call center insurance agents are able to efficiently handle both in-bound and out-bound sales traffic.

Efinancial is reliant on a capable and well-trained sales force of insurance agents to effectively operate its call centers. It is therefore important for Efinancial’s business to attract, retain and develop its call center insurance agents. Efinancial primarily recruits individuals with little or no prior experience in the insurance industry. We seek to develop a career path for our recruits by providing a comprehensive training program designed to assist new recruits in becoming licensed agents and achieving success with call center marketing. In a process that typically takes between six to eighteen weeks, a new hire will receive training, learn to develop leads and work towards receiving the required insurance sales licenses. Following licensure and promotion to retail call center agent, a new agent is placed on the sales floor, where monitoring and coaching continue. As an agent develops sales experience, the level of supervision of that agent decreases and the agent is able to handle more sophisticated sales opportunities.

For the years ended December 31, 2019 and December 31, 2018, Efinancial’s retail call centers generated a total of $35.8 million and $39.0 million, respectively, in commission revenues, of which $21.7 million and $28.8 million, respectively, were generated from sales of Fidelity Life products.

Our Independent Agents

Efinancial has developed capabilities that allow us to expand sales operations beyond the call center insurance agents traditionally associated with a direct sales operation. Efinancial also operates as a wholesale agency and recruits independent agents to market insurance products using Efinancial’s platform. Through our wholesale channel, we subcontract with our independent agents to sell through Efinancial’s contracts with its insurance carriers. Efinancial offers services to these independent agents, including access to our ALISS® technology, marketing platform, case management services, insurance sales leads and sales education. Efinancial earns a portion of the commission revenue on independent agent sales. For the years ended December 31, 2019 and December 31, 2018, Efinancial generated $3.6 million and $3.2 million, respectively, in revenue from our affiliation with our independent agents.

Our Partners

We partner with unaffiliated insurance carriers to market their products through our agency distribution platform. We also have marketing relationships with third-party businesses and member organizations, which we call our affinity partners, under which Efinancial provides their customers and members with access to the insurance products we market, either under their brand or Efinancial’s brand.

Other Insurance Carriers

Our Agency Segment also generates revenue from the sales of insurance products issued by unaffiliated companies, or carriers. We typically enter into contractual agency relationships with carriers that are non-exclusive and terminable on short notice by either party for any reason. Efinancial’s retail call center agents help consumers select among these carriers based on that consumer’s needs, insurance product features, cost and other factors. The mix of insurance carrier sales will vary over time based on client preferences, carrier strategies, availability of new product features, premium cost, commissions paid, carrier placement rates, and ease of doing business.

For the years ended December 31, 2019 and December 31, 2018, Efinancial generated $17.8 million and $13.4 million, respectively, in total commission revenue from agency contracts with unaffiliated life insurance carriers.

The following tables show our total earned commissions for our retail and wholesale channels:

Retail Channel:

	For the Years Ended December 31,
	2019	2018
Carrier
Fidelity Life Association	$21,503	$28,788
All other carriers	14,327	10,251
Total earned commissions	$35,830	$39,039

Wholesale Channel:

	For the Years Ended December 31,
	2019	2018
Carrier
Fidelity Life Association	$51	$69
All other carriers	4,109	3,566
Total gross earned commissions	4,160	3,635
Wholesale commission expense	599	413
Net earned wholesale commissions	$3,561	$3,222

Affinity Partners

In a typical affinity partner arrangement, Efinancial will market our range of insurance products to the affinity partner’s customers or prospects under Efinancial’s brand or our affinity partner’s brand. Affinity partner relationships offer an attractive source for insurance sales leads and increase our revenues. Given the existing relationship between an affinity partner and its prospects or customers, we believe that the sales leads generated by our affinity partners are of a high quality relative to sales leads purchased from a third-party. We expect affinity partner relationships to continue to be a valuable source of future growth. Currently, nearly all of our affinity business is derived from a single affinity partner.

Our Technology Platform

ALISS®

Our patented Automated Life Insurance Sales System, or ALISS®, is our proprietary software used to operate our retail call centers. ALISS® is made up of several functional modules including lead management, call scripting, quoting, insurance policy applications, product information and consumer relationship management. ALISS® is integrated with a third-party telephony system to prioritize and distribute calls to sales personnel. This technology solution has logic that makes allocations to specific call center insurance agents based on factors such as availability, complexity of sales leads, state licensing requirements, source of the sales lead and other factors, in an effort to enhance the productivity and effectiveness of our retail call centers.

We also make ALISS® available to our independent agents that use the software as a service remotely from their locations. We believe that ALISS® provides a comprehensive package of operational features that help our distributors increase their productivity and grow their businesses. We continue to invest in updates and efficiencies to this program.

Consumer Technologies

Fidelity Life has developed a digital purchase experience – a web portal that enables qualified consumers to calculate how much life insurance they need, obtain quotes, apply, and purchase a policy online. Consumers can also start the purchase process online and seamlessly transition to speak with an agent at any point in the journey.  Fidelity Life also has a robust website, FidelityLife.com, that enables consumers to obtain customized product recommendations and quotes depending on their personal situation. Efinancial also has several web portals for consumers to shop for insurance, including efinancial.com, termfinder.com and ecoverage.com. These web portals offer consumers easy-to-use tools, such as online price quoting and information (in the form of articles and blogs) designed to help consumers better understand the life insurance market. These websites also provide consumers with the ability to initiate the sales process online.

Marketing

Efinancial’s business relies heavily on the use of insurance sales leads. Our sales leads are records of personal and contact information of potential purchasers of life insurance. We analyze these sales leads to enable our agents to make contact with consumers that we believe are more likely than the general population to purchase life insurance products.

Efinancial uses a combination of marketing methods to obtain insurance sales leads to support its operations. Efinancial acquires a significant portion of its sales leads from third-party vendors specializing in insurance sales leads. Additionally, Efinancial generates leads through its websites (including efinancial.com and ecoverage.com) and through affinity partners whose customers and prospects are interested in life insurance. We evaluate the profitability of sales leads by analyzing their cost and productivity based on the sales resulting from these sales leads. We use this information to seek to optimize the productivity and cost efficiency of leads we acquire.

As a result of our business model, Efinancial’s marketing expenses are a significant part of our total cost of doing business. To reduce our customer acquisition costs, we contract with third-party marketers who contact consumers, some of whom will click through to one of eCoverage’s landing pages. In addition to becoming an Efinancial lead, the consumer may also “click” on an ad to receive a quote from a third-party carrier. If the consumer clicks on an insurance option sponsored by another company, we generate insurance lead sales revenue from that click. We are also able to generate insurance lead sales revenue through the sale of information regarding leads sourced through the eCoverage landing pages. For the years ended December 31, 2019 and December 31, 2018, we generated $6.3 million and $7.6 million from insurance lead sales revenues, respectively. Additionally, we seek to sell a policy to that lead through our call center.

For a description of the marketing of policies written by Fidelity Life, see “Business—Insurance Segment—Distribution.”

Competition

Efinancial competes for access to talented sales representatives and for quality sales prospects, or leads. Much of the competition for talent involves agent recruitment. Efinancial’s competitors include SelectQuote, AIG Direct, and Health I.Q., among others. Certain competitors in the direct distribution call center industry have been in business longer than Efinancial and are more established and have greater resources to hire insurance agents and develop new technologies. Also, agents choose to work through agencies based on a number of factors including marketing service and support, technology tools, the insurance company that the agency represents, sales commission structure, and the number and quality of sales leads. However, Efinancial believes that its innovative sales processes and the Fidelity Life quick-issue products it sells, combined with our ability to customize our product offering based on a customer’s ability to pay through our distribution platform, position Efinancial to successfully compete and continue to grow in the Middle Market.

Insurance Segment

Overview

Fidelity Life was chartered in 1896 and operated independently until the 1950s, when it became affiliated with several stock life insurance companies that managed its operations and controlled its strategies pursuant to a management services agreement. In 2003, the independent members of the Board of Directors undertook a review of the longstanding management relationship and future plans for operation of Fidelity Life. During 2005, the prior long-term management contract and all affiliations were terminated and a reconstituted Board of Directors and a new management team were selected. Since then, Fidelity Life has again operated independently.

As discussed in more detail below, Fidelity Life engages in the following business lines:

Core Life. Our Core Life insurance business is the primary business of the Insurance Segment. Core Life represents a significant portion of the insurance business written by Fidelity Life since it resumed independent operations in 2005. Our Core Life business consists of in-force policies that are considered to be of high strategic importance to Fidelity Life.

Non-Core Life. Our Non-Core Life business consists of: products that are currently being marketed but are not deemed to be of high strategic importance to the Company; in-force policies from product lines introduced since Fidelity Life resumed independent operations in 2005, but were subsequently discontinued; and an older annuity block of business that was not included in the Closed Block.

Closed Block. Our Closed Block represents all in-force participating insurance policies of Fidelity Life. The Closed Block was established in connection with our 2007 reorganization into a mutual holding company structure.

Annuities and Assumed Life. We have assumed reinsurance commitments with respect to annuity contract-holder deposits and a block of life insurance contracts that were ceded by former affiliates of Fidelity Life. In 2019, one of these former affiliates recaptured the majority of the assumed block of life business. The annuity deposits were ceded to Fidelity Life through two contracts entered into in the early 1990s. These annuity and assumed life deposits are now largely in run-off, with only minor amounts of new deposits each year. There are minimal remaining surrender charges associated with the assumed annuity contracts.

The following table sets forth the net premium revenues by business line for Fidelity Life’s Insurance Segment for the years ended December 31, 2019 and December 31, 2018:

	For the Years Ended December 31,
	2019	2018
Net insurance premiums
Core Life	$60,223	$48,972
Non-Core Life	33,850	32,693
Closed Block	747	5,525
Annuities and Assumed Life	(450)	1,383
Total	$94,370	$88,573

Core Life and Non-Core Life

Our Products

In its Core and Non-Core Life insurance business, Fidelity Life offers an array of traditional and innovative insurance products. The principal life insurance products offered by Fidelity Life fall within the RAPIDecision® product line. The RAPIDecision® product line includes several term life insurance products. RAPIDecision® products use our RAPIDecision® underwriting process, which is a process that does not rely on medical testing as part of the underwriting process, thereby substantially shortening the time required for underwriting and policy issuance. See “Underwriting and Risk Selection.”

Core Life:

RAPIDecision® Life. Our RAPIDecision® Life product was introduced in 2008 and is primarily marketed by Efinancial and select unaffiliated distributors. The RAPIDecision® Life product was specifically designed to address the problem of low product placement in direct distribution for medically underwritten business, stemming in part from the typical length of the life insurance underwriting process. Our RAPIDecision® Life product incorporates the following features:

•

A patented sales process featuring RAPIDecision® underwriting, which allows for the quick issuance of a policy. Under certain circumstances, this policy will be issued entirely on an all-cause basis. In other circumstances, the issuance will provide a blend of all-cause term life insurance coverage and accidental death benefit coverage;

•

If issued as a blend of all-cause and accidental death benefit coverage, there is an option permitting policyholders to begin a traditional medical underwriting process within the first six months after policy issuance;

•

Depending on the underwriting results, policyholders completing medical underwriting may have the option to reduce or eliminate the accidental death coverage and increase the proportion of the all-cause term life insurance coverage under the policy with no increase in premium; and

•

Policyholders not completing medical underwriting (or failing to meet medical underwriting standards) may retain the original coverage blend of term life and accidental death benefit coverage at the existing premium rates.

LifeTime Benefit Term. LifeTime Benefit Term is our patented voluntary worksite product offering. Voluntary worksite policies like LifeTime Benefit Term are provided to employer and other groups for sales to their employees, participants and members. LifeTime Benefit Term insurance is sold on a group policy basis by offering future paid up coverage additions after the policy has been in force for a certain number of years. LifeTime Benefit Term coverage can be kept by the individual after they leave employment with the group. We have been issued a patent for one variation of the LifeTime Benefit Term product. We largely ceased writing this business directly in 2014 and have entered into a licensing agreement and reinsurance agreement under which we license the product to Combined Insurance Company of America (“Combined Insurance”) and assume 50% of the business written. The licensing agreement provides Combined Insurance with an exclusive, non-transferable license to market the LifeTime Benefit Term product. In the event Combined Insurance fails to meet certain sales volumes for the product, the license becomes non-exclusive or, in certain circumstances, terminable at the option of Fidelity Life. The license agreement would terminate if Combined Insurance were to stop selling the product, exit the worksite market, or if Fidelity Life ceased assuming reinsurance on the product from Combined Insurance. Additionally, Combined Insurance may terminate the license with 60 days’ notice. Fidelity Life continues to manage the direct in-force block of LifeTime Benefit Term policies that are now in run-off.

RAPIDecision® Final Expense. Our RAPIDecision® Final Expense product is targeted toward individuals aged 50-85 and provides permanent whole life coverage for amounts ranging from $5,000 to $35,000. These policies are designed to help in lessening the burden of covering final expenses, such as medical costs, funeral costs, and credit card debt. Like RAPIDecision® Life, RAPIDecision® Final Expense does not require a medical examination, but instead approval is determined based upon answers to various health questions and database results. There is a related graded death benefit Final Expense product for poorer underwriting risks.

Non-Core Life:

Accidental Death Benefit. Fidelity Life offers accidental death benefit insurance as both a policy rider and as stand-alone policy coverage. The accidental death benefit product covers death due to accidental causes as defined in the policy. Accidental death benefit is a quick-issue product with limited underwriting.

RAPIDecision® Senior Life Term and Whole Life. Fidelity Life’s Senior Life Term and Whole Life products are designed for impaired risk individuals in particular age ranges (50 to 70 for term and 50 to 85 for whole life). Senior Life Term and Whole Life products are underwritten utilizing the RAPIDecision® underwriting process and offer graded death benefits over an initial three year period (the full face amount is paid for all causes of death starting in policy year four).

RAPIDecision® Express. RAPIDecision® Express is a quick-issue, non-medically underwritten level term insurance product. It includes typical term lengths of 10, 15, 20 and 30 years, and a maximum face amount of $100,000. RAPIDecision® Express includes one risk class each for males, females, smokers and non-smokers, and underwriting approvals are made based upon a simplified application process where the consumer’s answers are verified by database information that is gathered for the approval process.

Distribution

In our Insurance Segment, we distribute our life insurance products through Efinancial and through independent producers, including direct distributors that market to consumers through call centers and regional and national independent producer groups. Consistent with our strategy, we continue to increase the amount of business produced through Efinancial.

While the trends in annual sales have seen a larger share of premium production from Efinancial, we maintain diversity in our production sources through the continued production through other independent distribution organizations and from assumed premiums. For distribution other than by Efinancial, our strategy is to establish long term relationships with a limited number of independent distribution organizations that extend our reach into our target market and are complementary to Efinancial. These distribution organizations recruit and train the agents that sell for Fidelity Life, among other carriers. As part of our review process for appointing an independent distribution organization, we require the organization to have sufficient controls in place to protect Fidelity Life from the risk of adverse-selection that is often present when offering non-medically underwritten products on the same platform as more traditional, fully-underwritten products. We provide product specific sales training to these producers, including supporting technology. For the years ended December 31, 2019 and 2018, the breakdown of sales of annualized premiums for new in-force policies by distribution channel were as follows:

	For the Years Ended December 31,
	2019	2018
Efinancial	$27,752	$33,618
Worksite Producers(1)
Direct	241	220
Assumed	16,174	8,220
Independent Sales Distributors	805	855
Total	$44,972	$42,913

(1)	The Worksite business includes premiums written directly by Fidelity Life, as well as premiums assumed from Combined Insurance. See “Core Life—LifeTime Benefit Term.”

Underwriting and Risk Selection

We have developed the RAPIDecision® underwriting process to support the quick issuance of our RAPIDecision® products. The first step in our RAPIDecision® underwriting process is for a consumer to complete a coverage application. We verify the medical history and conditions disclosed in the application using automated web-based links to reporting and statistical agencies and a data base service with pharmaceutical records. The underwriting decision is made based on this information. The RAPIDecision® underwriting process is supported by our proprietary technology platforms that allow us to obtain an underwriting decision during or shortly after the initial call, and if not, 24 to 48 hours after that initial call. These technology platforms are our Rapid Application, or Rapid App, and Fidelity Life Association Sales Handler, or FLASH, systems.

Consistent with our business strategy and our view of the needs of our customers, we do not perform medical underwriting in the traditional way prior to the issuance of a policy. Typically in our industry, the life insurance underwriting process takes place prior to policy issuance and involves a paramedical examination, blood and urine testing and other tests designed to assess the underwriting risk and the lowest premium appropriate for the level of risk involved. Such traditional underwriting delays policy issuance after an application is submitted by several weeks. This delay makes it difficult to achieve acceptable placement ratios in call center sales, leading to lost sales and unrecovered costs. In contrast, our primary underwriting process is designed to support the quick issuance of policies. We therefore do not typically require an initial paramedical exam. By not requiring this exam or postponing it until after policy issuance, we are able to issue coverage far more quickly, although without access to up front medical data that is standard in industry underwriting practices. This means that our insurance products generally are issued at lower face amounts and a relatively higher price per dollar of coverage as compared to medically underwritten products. If medical underwriting is completed after the initial sale of a RAPIDecision® Life policy, the policy benefits may be improved based on the underwriting results to increase the proportion of all-cause term life insurance coverage, typically with no increase in premium.

Fidelity Life employs a small staff of full-time employee underwriters. Most of the underwriting of individual policies is performed on an outsourced basis, primarily using three contract underwriting firms. Given the quick-issue nature of many of Fidelity Life’s products, it is important to our business to be able to access underwriting services on an as-needed basis. Using outsourced contract underwriters gives Fidelity Life the flexibility to meet this need.

In our typical underwriting process, Fidelity Life’s contract underwriters access the information on a potential customer, what we refer to as a case, through a web-based interface and approve or decline the individual case based on Fidelity Life’s underwriting rules. If necessary, a member of our contract underwriting team can be joined to an initial phone call with a potential customer. While our in-house underwriting team does engage in certain case underwriting activities, the team’s primary function is to manage and supervise the contract underwriters. Our in-house underwriting team oversees our contract underwriters to review their compliance with our underwriting standards.

Product Pricing

We regularly review claim results for each of our products, comparing actual experience to the assumptions used to design and price the products. The review process is performed by our actuarial and finance teams with assistance from the underwriting and operations team, product development team and marketing. Variances in our expectations for particular products are examined for implications on product performance and used to evaluate product prices and underwriting assumptions. Product experience is also reviewed by our reinsurance partners.

Key elements of our product pricing include assumptions regarding future mortality (amount and timing of future benefit payments), persistency experience (number and timing of policyholder discontinuations or coverage lapses) and investment returns (interest we will earn on investment of available cash and reserves).

Outsourced Functions

Fidelity Life contracts with third-party service providers to provide, or assist with, a number of key functions that are traditionally performed in-house in the life insurance industry. These functions include insurance policy administration, underwriting, investment portfolio management, internal audit, filing of insurance policy forms with state regulatory agencies and income tax return preparation. In addition, Fidelity Life uses third parties to provide in-force policy administration, and reinsurance contract administration. This model was adopted to reduce the fixed cost investment in our Insurance Segment, provide operating flexibility and allow access to specialized skills as needed. In doing so, we believe we can contract with partners that possess a wide range of experience and with established capabilities that would be costly and time consuming for us to develop internally.

Competition

Competition in the life insurance industry is based on many factors. These factors include the perceived financial strength of the insurer, premiums charged, policy terms and conditions, services provided, reputation, financial ratings assigned by independent rating agencies and the experience of the insurer in the line of insurance to be written. In addition, there are many competitors that participate in the non-medically underwritten segment of the life insurance industry. As new competitors enter the non-medically underwritten market using predictive analytics, they may price aggressively to capture market share.

Fidelity Life’s competition includes many companies that are larger and which have significantly more resources at their disposal. While lacking the scale and market presence of many of its principal competitors, Fidelity Life does have certain attributes we believe to be competitive advantages in a crowded market place. These include innovative products, proprietary technology and controlled distribution in Efinancial. These advantages allow us to be more flexible in adapting to product and sales process opportunities than our more established competitors. We also believe that our innovative products and processes provide a point of differentiation that appeals to consumers.

Fidelity Life also competes by placing a majority of its policies through Efinancial. While this distribution channel provides access to our target Middle Market, we are aware that some Middle Market consumers prefer to purchase life insurance through alternative methods. We have developed an internet-based direct sales platform that permits customers to complete the purchase of a Fidelity Life insurance policy completely over the internet. Several of our competitors have also begun to implement online and digital distribution platforms. We believe that through the implementation of the Fidelity Life internet-based direct sales platform we will be able to extend our reach into our target Middle Market.

A.M. Best Rating

Fidelity Life is rated by A.M. Best, an independent rating agency that specializes in ratings for the insurance industry. A.M. Best annually issues a financial strength rating for the great majority of insurance companies doing business in the U.S. The financial strength rating is an independent opinion of an insurer’s financial strength and its ability to meet its ongoing insurance policy obligations. A.M. Best’s financial strength rating is based on a comprehensive quantitative and qualitative evaluation of an insurer’s balance sheet strength, operating performance and business profile. A.M. Best has assigned Fidelity Life a financial strength rating of “A-” (Excellent), which is the fourth highest rating category for A.M. Best. A.M. Best’s financial strength rating is not a recommendation to purchase, hold, or terminate any insurance policy or contract or any other financial obligation issued by an insurer, nor does it address the suitability of any particular policy or contract for a specific purpose or purchaser. In addition, A.M. Best’s financial strength rating does not address the risks or the advisability of any investment in our common stock.

IT Applications

Fidelity Life’s business, including the marketing, sales and administration of its insurance products, relies on its technology infrastructure. Our technology infrastructure incorporates both proprietary and commercially available elements, including the following:

•

Rapid App. Fidelity Life has developed an application processing system that allows an agent to gather the information necessary to complete an application for insurance and obtain an underwriting decision while on the telephone with an applicant. Using this system, a majority of all underwriting decisions are made within 48 hours and certain underwriting decisions can be made during the initial phone call with the consumer. Our Rapid App system is primarily designed to be used by insurance agents in our retail call centers so that the agents can obtain the underwriting information necessary to complete the underwriting process while on the phone with the customer. This streamlines the application process, increasing efficiency and lowering costs. The completed application and all associated forms are provided to the applicant through a secure web portal, where the applicant can review and sign the application electronically. Once the application is signed, we gather data on the applicant from our third-party information providers. This information is screened for potential underwriting concerns. Signed applications and all relevant information are made immediately available to an underwriter, who can make a decision while the applicant is still on the phone with our insurance agent. Rapid App allows our insurance agents to complete the sale in a single phone call for certain products.

•

Fidelity Life Association Sales Handler (FLASH). Fidelity Life has developed FLASH as a successor to Rapid App. FLASH is a modular technology platform that interfaces with our other key systems including ALISS®, our third-party data and service providers, and our reinsurer’s automated underwriting engine. Like Rapid App, FLASH allows an agent to collect the information necessary to complete an application for insurance and obtain an underwriting decision while on the telephone with an applicant. In addition, FLASH is the technology platform that will power our direct to consumer digital sales efforts.

•

Realtime. Fidelity Life’s new business process uses a system we call Realtime. Realtime is a web-based system developed by a third-party but now maintained and administered by Fidelity Life. The Realtime system catalogues all of the data gathered in the sales process and relevant to the insurance application process. The Realtime platform permits Fidelity Life employees to electronically access information used for underwriting maintained by third-party database providers.

•

Other. Fidelity Life uses several other software applications for administration and operational purposes. Typically, these are obtained from third-party vendors. For example, we use commercially available software applications for all of Fidelity Life’s financial reporting and control functions.

Reinsurance

Fidelity Life uses reinsurance arrangements with multiple reinsurance carriers to limit our claims risk under our insurance contracts and to mitigate the impact of the insurance policies we issue on our statutory policyholder surplus. Our retention limit is $300,000 on each insured life for all policies. On the products that we currently issue where we have reinsurance, our reinsurance is on a first-dollar quota-share basis. Additionally, our reinsurance arrangements provide Fidelity Life with access to underwriting technology and risk management expertise from our reinsurance partners.

We evaluate our reinsurance needs, including the appropriate amount and structure of particular reinsurance arrangements, based on a number of factors, including the expertise of particular reinsurance carriers (and their technology platforms) required to support our various life insurance products, the estimated variability of claims experience, the estimated future impact of new business written on our statutory reserves and the costs of reinsurance.

Our current reinsurance arrangements open for new business, other than business written and reinsured to Combined Insurance, are with Hannover Life Reassurance Company of America (“Hannover Life”) and Swiss Re Life & Health America Inc. (“Swiss Re”). The following is a brief summary of the reinsurance agreements relating to these arrangements:

Hannover Life Reassurance Company of America. Under our agreements with Hannover Life, we cede claims liability under certain of our term life policies in the Core Life business to Hannover Life on a coinsurance basis. Depending upon the face amount of the product reinsured and subject to a $300,000 limit, we cede 50% or more of the claims liability to Hannover Life. Reinsurance premiums are determined according to the amount reinsured with Hannover Life per policy. These agreements do not have a fixed term. Either party may terminate the agreements with respect to future business with 90 days written notice to the other party.

Swiss Re Life & Health America Inc.— Accidental Death Benefit. Under our agreement with Swiss Re, we cede to Swiss Re 90% of our claims liability, subject to certain per life limits, under our accidental death benefit policies and riders on a coinsurance basis. Reinsurance premiums are determined according to the amount reinsured with Swiss Re per policy or rider. Swiss Re has the right to modify the reinsurance premium rates upon 90 days written notice to us. If we do not accept such modified reinsurance premium rates and we are unable to agree upon a revised rate structure within 60 days of Swiss Re’s original notice, then the reinsurance premium rates then in effect continue unchanged. However, Swiss Re may, upon 30 days written notice to us, terminate the reinsurance on any policy or rider for which we have not accepted Swiss Re’s modified reinsurance premium rate. This agreement does not have a fixed term. Either party may terminate the agreement with respect to future business with 90 days written notice to the other party.

Swiss Re Life & Health America Inc.—Final Expense. Under a separate agreement with Swiss Re, we cede to Swiss Re on a coinsurance basis 80% of our claims liability, subject to certain per life limits, under our final expense and graded benefit policies. This agreement does not have a fixed term. Either party may terminate the agreement with respect to future business with 60 days written notice to the other party.

Swiss Re Life & Health America Inc.—InstaTerm. The Company cedes to Swiss Re, on a coinsurance basis 33.3% of our claims liability, subject to certain per life limits, under InstaTerm term life insurance product.  Either party may terminate the agreement with respect to future business with 90 days written notice to the other party.

SCOR Global Life USA Reinsurance Company Inc. (SCOR)—InstaTerm. The Company cedes to SCOR on a coinsurance basis 33.3% of our claims liability, subject to certain per life limits, under InstaTerm term life insurance product. This agreement does not have a fixed term. Either party may terminate the agreement with respect to future business with 90 days written notice to the other party.

In 2013, Fidelity Life entered into a reserve financing reinsurance arrangement with Hannover Life designed to enhance its ability to continue to grow Fidelity Life’s Core Life insurance business. This agreement was first amended and restated as of July 1, 2016, and a subsequent amendment was filed with the Illinois Department of Insurance in November 2019 and approved by the Illinois Department of Insurance on December 23, 2019. The structure of the agreement, which was first effective July 1, 2013, involves a combination of coinsurance with funds withheld and yearly renewable term reinsurance covering most of the Company’s non-participating in-force life insurance business with issue dates on or before December 31, 2019.

Even though we reinsure certain of our liabilities to third-party reinsurance carriers, Fidelity Life remains directly liable to policyholders for the benefit payments associated with these policies. Our reinsurance carriers have a contractual relationship with Fidelity Life to reimburse us for policy claims but are not under any contractual obligation to our policyholders. Because Fidelity Life remains directly liable to policyholders for the full amount of the death benefits payable under its policies, Fidelity Life bears credit risk relating to its reinsurers under its reinsurance contracts. As a result, Fidelity Life will only enter into a reinsurance agreement with reinsurers that have stable operating performance, including a minimum A.M. Best financial strength rating of “A-” (Excellent).

We had reinsurance recoverables of $132.9 million and $136.6 million as of December 31, 2019 and December 31, 2018, respectively. The following table sets forth our five largest reinsurers based on reinsurance recoverables as of December 31, 2019 and December 31, 2018, and the A.M. Best ratings of those reinsurers as of December 31, 2019:

	As of December 31, 2019				As of December 31, 2018
	Ceded Future Policy Benefits	Claims and Other Amounts Recoverable	Total Reinsurance Recoverables	2019 A.M. Best’s Rating	Ceded Future Policy Benefits	Claims and Other Amounts Recoverable	Total Reinsurance Recoverables
(dollars in thousands)
Reinsurer
Hannover Life	$60,786	$6,464	$67,250	A+	$53,841	$6,729	$60,570
Swiss Re	23,651	6,484	30,135	A+	20,310	7,255	27,565
Combined Insurance	3,829	282	4,111	A+	10,929	1,150	12,079
Security Life of Denver	12,268	1,558	13,826	A+	4,816	354	5,170
Canada Life Assurance Company	3,916	466	4,382	A+	4,596	306	4,902
Other (12 Reinsurers)	9,141	4,025	13,166		22,543	3,772	26,315
Total	$113,591	$19,279	$132,870		$117,035	$19,566	$136,601

Core Life. The overall relationship of ceded premium to direct premiums has trended lower over the past few years due to the mix of business. For the Core Life business line, the amount of death benefit reinsured by Fidelity Life varies by insurance product, with some products having no reinsurance and others where 50% or 80% of the death benefit is reinsured, all of which is subject to the $300,000 limit. For the Closed Block and the annuities and assumed life business lines, the percent of death benefit reinsured is higher, on average, than the average for the insurance products currently being sold in the Core Life line of business. The following table shows the different relationship of reinsurance premiums ceded to total direct and assumed premiums for each of these business lines for the years ended December 31, 2019 and December 31, 2018:

	As of December 31, 2019					As of December 31, 2018
	Core Life	Non- Core Life	Closed Block	Annuities and Assumed Life	Total	Core Life	Non- Core Life	Closed Block	Annuities and Assumed Life	Total
(dollars in thousands)
Ratios:
Direct and Assumed Premium	$103,075	$59,144	$19,466	$(809)	$180,876	$87,508	$59,260	$12,844	$3,799	$163,411
Ceded Premium	42,852	25,294	18,719	(359)	86,506	38,536	26,567	7,319	2,416	74,838
Ceded % of Total Direct and Assumed Premium	41.6%	42.8%	96.2%	44.4%	47.8%	44.0%	44.8%	57.0%	63.6%	45.8%

The period-to-period comparison of the ceded to direct and assumed premiums shows the total ceding percentage in our Core Life decreasing as the percentage of the Total increased slightly.

Non-Core Life. Non-Core life follows the same reinsurance guidelines and procedures as Core Life, as discussed above.

Closed Block. In October 2006, Fidelity Life established a Closed Block consisting of all of the outstanding participating policies issued or assumed by Fidelity Life. We call this arrangement the Closed Block. We operate the Closed Block in accordance with a Closed Block memorandum that we entered into in connection with our 2007 reorganization as a mutual holding company. The purpose of the Closed Block is to provide reasonable assurance to the participating policyholders that sufficient assets will be available to provide for the continuation of policy benefits and experience-based dividends for these participating policies. Most of the participating policies in the Closed Block were sold on the basis of “no dividends expected” and, accordingly, such policies have never received an experience-based dividend. The establishment of the Closed Block was not intended to provide dividends on policies for which no dividends are expected, although dividends on these policies will be paid if experience ultimately warrants. The payment of any dividends is not guaranteed based on the results of a specific block or group of participating policies. The declaration of any dividend is subject to the discretion of the Board of Directors of Fidelity Life, and dividends are not payable until declared. No new dividend-paying or participating policies have been issued by Fidelity Life since our reorganization in 2007.

The Closed Block was funded on October 1, 2006 with cash flow producing assets that together with anticipated revenues from the Closed Block policies are expected to be sufficient to support the Closed Block, including payment of claims, expenses, and taxes and to provide for continuation of dividends, to the extent applicable, for the life of the policies. If the future experience is such that the assets of the Closed Block are not sufficient to pay the benefits guaranteed under the policies, then Fidelity Life would be required to make such payments from its general funds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for further discussion regarding the Closed Block.

Annuities and Assumed Life

Fidelity Life reinsures products issued by other companies under four reinsurance arrangements, two of which are not open to new insurance policies but still cover the existing in-force business that was assumed prior to 1993. Under two contracts with Zurich American Life Insurance Company, Fidelity Life assumed the liability for the contractual benefits under a group of annuity contracts written through 1993. Under a contract with Protective Life Insurance Company (“Protective Life”), the successor company of a former affiliate, Fidelity Life assumed a portion of the risk on a group of life insurance contracts primarily written in the 1980s and early 1990s. On March 29, 2019, Protective Life recaptured the majority of the assumed block of life business.

Fidelity has an active reinsurance agreement with Hannover Life Reassurance (Ireland) under which Fidelity Life assumes a portion of risks on certain life contracts originally issued by Fidelity Life and ceded to Hannover Life. In addition, we license our LifeTime Benefit Term product to Combined Insurance and reinsure 50% of the business written by Combined Insurance on that product.

The following table sets forth Fidelity Life’s assumed reinsurance liabilities as of December 31, 2019 and December 31, 2018:

	As of December 31, 2019				As of December 31, 2018
	Future Policy Benefits	Contract Holder Account Balances	Other Policyholder Liabilities	Total Assumed Liabilities	Future Policy Benefits	Contract Holder Account Balances	Other Policyholder Liabilities	Total Assumed Liabilities
(dollars in thousands)
Reinsurer
Hannover Life Reinsurance (Ireland)	$(1,291)	$—	$13	$(1,278)	$(1,247)	$—	$15	$(1,232)
Protective Life Insurance Company	1,753	—	404	2,157	9,637	—	3,022	12,659
Zurich American Life Insurance Company	—	78,296	—	78,296	—	83,299	—	83,299
Combined Insurance Company of America	27,064	—	1,739	28,803	18,251	—	967	19,218
Total	$27,526	$78,296	$2,156	$107,978	$26,641	$83,299	$4,004	$113,944

Corporate Segment

The results of this segment consist of net investment income and net realized investment gains (losses) earned on invested assets. We also include certain corporate expenses that are not allocated to our other segments, including expenses of Vericity, Inc., board expenses, allocation of executive management time spent on corporate matters, and financial reporting and auditing costs related to our consolidation and internal controls. Our Corporate Segment recognizes income (loss) to the extent that net investment income and net realized investment gains (losses) exceed (are less than) corporate expenses.

Intellectual Property

The Company and its subsidiaries rely on our proprietary intellectual property to conduct our business. We believe that it is easy for participants in the insurance industry to attempt to copy product and process ideas of other participants. We therefore intend to protect to the fullest extent permitted by law our intellectual property rights in the unique products and sales processes we have developed. We believe that protecting our intellectual property rights and obtaining protection for future innovations will help us to achieve better results over time.

Efinancial currently has trade name protection for certain of its key internet domains, including efinancial.com, termfinder.com, ecoverage.com, and netcoverage.com. Efinancial has also been granted two U.S. patents for its ALISS® agency management system. The patents include tracking and management of leads from purchase through the sales cycle. Real-time modelling is applied to lead sourcing, user identification, purchase intent and identification of the product a customer is most likely to purchase.

We have been granted four U.S. patents related to the RAPIDecision® Life product and its supporting sales and underwriting technology and processes and a separate patent directed to the LifeTime Benefit Term product. We continue to seek additional patent coverage for different aspects of the RAPIDecision® Life product. See “Risk Factors—Risks Relating to Our Business—We may be unable to adequately protect our intellectual property rights or avoid infringing the intellectual property rights of third parties, and the intellectual property rights we have may not be a meaningful barrier to competition.”

Information Technology

Fidelity Life maintains an in-house information technology staff. Fidelity Life’s in-house personnel are supplemented by independent consultants, as needed, for programming, development and other technology-based efforts. Fidelity Life’s Realtime system is hosted at a data center in Chicago, Illinois. Other Fidelity Life production applications run at the Element Critical data center in Woodridge, Illinois. The Element Critical data facility is connected to our office locations though high speed dedicated data links. Incremental file back-ups are performed daily and duplicated securely offsite at our Chicago office. Fidelity Life does maintain a disaster recovery plan and has put in place various programs that will increase our agility in responding to a disaster.

Efinancial also maintains an in-house information technology staff. The Efinancial technology team is responsible for the development and maintenance of Efinancial’s applications and provides assistance to our internal and external customers. We use outside contractors in limited cases to provide additional programming and development expertise.

Efinancial uses TierPoint, located in Seattle, as its offsite data facility, housing all of its production servers that host outside facing applications including ALISS® and its main business database. The Bellevue office data center houses telephony servers, file server and domain controller servers. The Bellevue office is connected via high speed connection to both TierPoint as well as our call center in Chicago.

Information backups are automatically performed nightly and weekly. Efinancial’s Bellevue office backups are stored on a high performance and capacity platform, then duplicated to Tierpoint. In reverse, Tierpoint files are backed up and duplicated to the Bellevue office.

Investments

We had total cash and investment assets of $445.7 million as of December 31, 2019. All invested assets are managed pursuant to an investment plan developed by our executive management team and approved by and reviewed annually with the investment committee of our Board of Directors. All changes to the investment plan are approved by the investment committee.

We have contracted with a third-party investment advisory firm to provide portfolio management and consulting services to assist our chief financial officer with the oversight of various portfolios and investment managers that manage portions of our investment portfolio. We utilize multiple investment managers to leverage specialized expertise in specific asset classes. Each investment manager operates under agreed-upon guidelines that are specifically designed for the investment manager’s segment of the overall portfolio. Our investment advisor meets periodically, but not less frequently than quarterly, with the investment committee of our Board of Directors to review portfolio results, portfolio managers and discuss portfolio strategies.

Our investment strategy is to diversify among asset classes and individual issuers to achieve appropriate matching of assets with insurance liabilities, sufficient liquidity and predictability of income. The composition of our investment portfolio supporting our Insurance Segment is primarily investment grade fixed income investments and is managed with primary emphasis on current earnings. The Closed Block assets are segregated in a separate portfolio and are managed in accordance with the Closed Block memorandum.

Enterprise Risk Management

The review and assessment of enterprise risks is the responsibility of the Vericity, Inc. executive management team with oversight provided by the Board of Directors through its audit committee. We have established risk management policies and procedures throughout our organization. To supervise the implementation of these risk management policies and procedures, we have engaged outside consultants on this topic and have established a risk management committee that consists of members of our senior management team.

In 2015, we launched a multi-phase risk assessment project focused on formalizing our enterprise risk management process covering Efinancial, Fidelity Life, their respective subsidiaries and operations and all corporate activities. Project goals include defining key risks and risk events, establishing corporate risk tolerances and documenting the accountability for the risk management processes. Work is in process to formalize and in some cases develop additional measurements related to enterprise level risks for management and board reporting. The risk assessment project will continue to evolve with the business over the near term and result in the development of more formalized enterprise risk management capabilities.

Employees

As of December 31, 2019, Fidelity Life had 127 employees and Efinancial had 312 employees. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good.

Regulation

Our businesses are subject to a number of federal and state laws and regulations. These laws and regulations cover Fidelity Life operations as a life insurance company and Efinancial’s insurance agency operations. Our operations are subject to extensive laws and governmental regulations, including administrative determinations, court decisions and similar constraints. The purpose of the laws and regulations affecting our operations is primarily to protect our policyholders and not our shareholders. Many of the laws and regulations to which we are subject are regularly re-examined, and existing or future laws and regulations may become more restrictive or otherwise adversely affect our operations. State insurance laws regulate most aspects of our insurance businesses, and we are regulated by the insurance departments of the states in which we sell insurance policies. The National Association of Insurance Commissioners (“NAIC”) assists the various state insurance regulators in the development, review and implementation of a wide range of financial and other regulations over the insurance industry.

Insurance Regulation

Both Fidelity Life and Efinancial are licensed to transact business in all states and jurisdictions in which they conduct an insurance business. Fidelity Life is an Illinois-domiciled life insurance company licensed to transact business in 48 states and the District of Columbia. Fidelity Life is not licensed to transact business in New York or Wyoming. Efinancial is an insurance agency domiciled in the State of Washington and is licensed in all 50 states and the District of Columbia. State insurance laws regulate many aspects of our business. Such regulation is vested primarily in state agencies having broad administrative and in some instances discretionary power dealing with many aspects of our business, which may include, among other things, required reserve liability levels, permitted classes of investments, transactions among affiliates, marketing practices, advertising, privacy, policy forms, reinsurance reserve requirements, acquisitions, mergers, and capital adequacy, and is concerned primarily with the protection of policyholders and other consumers rather than shareholders. We are subject to financial and market conduct examinations by insurance regulators from our domiciliary states and from other states in which we do business and are currently undergoing such a financial examination by the Illinois Department of Insurance.

State laws and regulations governing the financial condition of insurers apply to Fidelity Life, including standards of solvency, risk-based capital requirements, types, quality and concentration of investments, establishment and maintenance of reserves, required methods of accounting, reinsurance and minimum capital and surplus requirements, and the business conduct of insurers, including sales and marketing practices, claim procedures and practices, and policy form content. In addition, state insurance laws require licensing of insurers and their agents. State insurance regulators have the power to grant, suspend and revoke licenses to transact business and to impose substantial fines and other penalties.

Agent Licensing

Efinancial (or its designated representative) is authorized to act as an insurance producer under company licenses or licenses held by its officers in all 50 states and the District of Columbia. In each jurisdiction in which Efinancial transacts business, it is generally subject to regulation regarding licensing, sales and marketing practices, premium collection and safekeeping, and other market conduct practices. Its business depends on the validity of, and continued good standing under, the licenses and approvals pursuant to which it operates, as well as compliance with pertinent regulations. We devote significant effort toward maintaining licenses for Efinancial and managing its operations and practices consistent with the diverse and complex regulatory environment in which we operate.

Fidelity Life sells its insurance products through Efinancial and independent distributors. Efinancial employs insurance agents working in its call centers and also works with independent insurance agents. The states in which insurance agents operate require agents to obtain and maintain licenses to sell insurance products. In order to sell insurance products, the agents must be licensed by their resident state and by any other state in which they do business and must comply with regulations regarding licensing, sales and marketing practices, premium collection and safeguarding, and other market conduct practices. In addition, in most states, Fidelity Life must appoint the agents and agencies that sell our insurance products, and Efinancial and the agents that they work with must be appointed by all carriers for which they sell.

Consistent with various federal and state legal requirements, we monitor our agents that sell for Fidelity Life and Efinancial, and we monitor the agencies with which the independent distributors and independent agents work in order to understand and evaluate the agencies’ training and general supervision programs relevant to regulatory compliance. For Efinancial’s call center agents using telephone sales, we periodically record and monitor the sales calls in order to identify and correct potential regulatory compliance problems.

Financial Review

Fidelity Life is required to file detailed annual and quarterly financial reports with the insurance departments in the states in which we do business, and its business and accounts are subject to examination by such agencies at any time. These examinations generally are conducted under NAIC guidelines. Under the rules of these jurisdictions, insurance companies are examined periodically (generally every three to five years) by one or more of the supervisory agencies on behalf of the states in which they do business.

Market Conduct Regulation

The laws and regulations governing our insurance businesses include numerous provisions governing the marketplace activities of insurers, such as Fidelity Life, and agencies, such as Efinancial, including regulations governing the form and content of disclosures to consumers, advertising, product replacement, sales and underwriting practices, complaint handling, and claims handling. State insurance regulators enforce compliance, in part, through periodic market conduct examinations.

Insurance Holding Company Regulation

All states in which Fidelity Life conducts insurance business have enacted legislation that requires each insurance company in a holding company system to register with the insurance regulatory authority of its state of domicile and to furnish that regulatory authority financial and other information concerning the operations of, and the interrelationships and transactions among, companies within its holding company system that may materially affect the operations, management or financial condition of the insurers within the system. These laws and regulations also regulate transactions between insurance companies and their parents and affiliates. Generally, these laws and regulations require that all transactions within a holding company system between an insurer and its affiliates be fair and reasonable and that the insurer’s statutory surplus following any transaction with an affiliate be both reasonable in relation to its outstanding liabilities and adequate to its financial needs. Statutory surplus is the excess of admitted assets over statutory liabilities. For certain types of agreements and transactions between an insurer and its affiliates, these laws and regulations require prior notification to, and non-disapproval or approval by, the insurance regulatory authority of the insurer’s state of domicile. These laws and regulations also require the holding company system to file an annual report identifying certain risks (“enterprise risks”) that, if not remedied, are likely to have a material adverse effect upon the financial condition of the insurer or its holding company system as a whole.

Dividend Limitations

As a holding company with no significant business operations of its own, Vericity, Inc. depends on intercompany dividends or other distributions from its subsidiaries as the principal source of cash to meet its obligations. The ability of Fidelity Life to pay dividends to its corporate parent is limited under Illinois law. Such dividends may only be paid out of earned surplus (excluding unrealized capital gains), and no dividend may be paid that would reduce Fidelity Life’s statutory surplus to less than the amount required to be maintained by Illinois law for the types of business transacted by Fidelity Life. All intercompany dividends must be reported to the Illinois Department of Insurance prior to payment. In addition, Fidelity Life may not pay an “extraordinary” dividend or distribution until 30 days after the Illinois Director of Insurance (“the Director”) has received sufficient notice of the intended payment and has not objected or has approved the payment within the 30-day period. An “extraordinary” dividend or distribution is defined under Illinois law as a dividend or distribution that, together with other dividends and distributions made within the preceding 12 months, exceeds the greater of:

•	10% of the insurer’s statutory surplus as of the immediately prior year end; or
•	the statutory basis net income of the insurer for the prior year.

As a result of the payment of dividends in the amount of $5.0 million in the last twelve months, Fidelity Life’s remaining ordinary dividend capacity as of December 31, 2019 was $6.5 million. In connection with the approval of the Conversion by the Director, we agreed, for a period of twenty-four months following the completion of the Conversion, to (i) seek the prior approval of the Illinois Department of Insurance for any declaration of an ordinary dividend by Fidelity Life, and (ii) either maintain $20 million of the proceeds of the offering at Vericity, Inc. or use all or a portion of that $20 million to fund our operations.

Efinancial is not subject to the above dividend restrictions that relate to Fidelity Life.

Change of Control

Illinois law requires advance approval by the Director of any direct or indirect change of control of an Illinois-domiciled insurer, such as Fidelity Life. In considering an application to acquire control of an insurer, the Director generally will consider such factors as experience, competence, and the financial strength of the applicant, the integrity of the applicant’s Board of Directors and officers, the acquirer’s plans for the management and operation of the insurer, and any anti-competitive effects that may result from the acquisition. Under Illinois law, there exists a presumption of “control” when an acquiring party acquires 10% or more of the voting securities of an insurance company or of a company which itself controls an insurance company. Therefore, any person acquiring, directly or indirectly, 10% or more of our common stock would need the prior approval of the Director, or a determination from the Director that “control” has not been acquired. Under Section 59.1(6)(i) of the Illinois Insurance Code, no person or a group of persons acting in concert (other than the Standby Purchaser in the Company’s IPO), may acquire, directly or indirectly, more than 5% of the capital stock of Vericity, Inc. for a period of five years from the effective date of the Conversion without the approval of the Director.

In addition, a person seeking to acquire, directly or indirectly, control of an insurance company is required in some states to make filings prior to completing an acquisition if the acquirer and the target insurance company and their affiliates have sufficiently large market shares in particular lines of insurance in those states. Approval of an acquisition may not be required in these states, but the state insurance departments could take action to impose conditions on an acquisition that could delay or prevent its consummation.

Policy and Contract Reserve Sufficiency

Fidelity Life is required under Illinois law to conduct annual analyses of the sufficiency of its life insurance and annuity statutory reserves. In addition, other states in which Fidelity Life is licensed may have certain reserve requirements that differ from those of Illinois. In each case, a qualified actuary must submit an opinion each year that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the affected insurer must set up additional reserves by moving funds from surplus. Fidelity Life submitted these opinions without qualification as of December 31, 2019 to applicable insurance regulatory authorities.

Risk-Based Capital (RBC) Requirements

The NAIC has established a standard for assessing the solvency of insurance companies using a formula for determining each insurer’s RBC. The RBC model act provides that life insurance companies must submit an annual RBC report to state regulators reporting their RBC based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. Companies that do not maintain total adjusted risk-based capital in excess of 200% of the company’s authorized control level RBC may be required to take specific actions at the direction of state insurance regulators. Fidelity Life’s total adjusted capital at December 31, 2019 was well in excess of 200% of its authorized control level. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk-Based Capital.”

NAIC Ratios

The NAIC is a voluntary association of state insurance commissioners formed to discuss issues and formulate policy with respect to regulation, reporting and accounting of insurance companies. Although the NAIC has no legislative authority and insurance companies are at all times subject to the laws of their respective domiciliary states, and to a lesser extent, other states in which they conduct business, the NAIC is influential in determining the form in which such laws are enacted. Model insurance laws, regulations and guidelines have been promulgated by the NAIC as minimum standards by which state regulatory systems and regulations are measured.

The NAIC also has established a set of 12 financial ratios to assess the financial strength of insurance companies. The key financial ratios of the NAIC’s Insurance Regulatory Information System, or IRIS, which were developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators’ resources. IRIS identifies these key financial ratios and specifies a range of “unusual values” for each ratio. The NAIC suggests that insurance companies that fall outside the “usual” range in four or more financial ratios are those most likely to require analysis by state regulators. However, according to the NAIC, it may not be unusual for a financially sound company to have several ratios outside the “usual” range. For the year ended December 31, 2019, Fidelity Life was within the “usual” range for all ratios.

Statutory Accounting Principles (SAP)

SAP is a basis of accounting developed by U.S. insurance regulators to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with evaluating an insurer’s ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer’s domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various U.S. jurisdictions. These accounting principles differ somewhat from GAAP, which are designed to measure a business on a going-concern basis. GAAP gives consideration to matching of revenue and expenses and, as a result, certain insurer expenses are capitalized when incurred and then amortized over the life of the associated policies. The valuation of assets and liabilities under GAAP is based in part upon best estimate assumptions made by the insurer. Shareholders’ equity under GAAP represents both amounts currently available and amounts expected to emerge over the life of the business. As a result, the values for assets, liabilities and equity reflected in financial statements prepared in accordance with GAAP may be different from those reflected in financial statements prepared under SAP.

State insurance laws and regulations require Fidelity Life to file with state insurance departments publicly-available quarterly and annual financial statements, prepared in accordance with statutory guidelines that generally follow NAIC uniform standards. State insurance laws require that the annual statutory financial statements be audited by an independent public accountant and that the audited statements be filed with the insurance departments in states where the insurer transacts business.

State Insurance Guaranty Funds Laws

In most states, there is a requirement that life insurers doing business within the state participate in a guaranty association, which is organized to pay contractual benefits owed pursuant to insurance policies issued by impaired, insolvent or failed insurers. These associations levy assessments, up to prescribed limits, on all member insurers in a particular state on the basis of the proportionate share of the written premium in the state by member insurers in the lines of business in which the impaired, insolvent or failed insurer is engaged. Some states permit member insurers to recover such paid assessments through full or partial premium tax offsets.

Life insurance company insolvencies or failures may result in additional guaranty association assessments against Fidelity Life in the future. At this time, we are not aware of any material liabilities for guaranty fund assessments that apply to Fidelity Life with respect to impaired or insolvent insurers that are currently subject to insolvency proceedings.

Regulation of Investments

Fidelity Life is subject to state laws and regulations that require diversification of its investment portfolios and limit the amount of investments in certain asset categories, such as below-investment grade fixed-income securities, equity real estate, mortgages, other equity investments, foreign investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring statutory surplus, and, in most instances, require divestiture.

Federal and State Legislative and Regulatory Changes

From time to time, various regulatory and legislative changes have been proposed for the insurance industry. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures (some of which proposals have been enacted) to conform portions of their insurance laws and regulations to various model acts adopted by the NAIC. We are unable to predict whether any of these proposed laws and regulations will be adopted, the form in which any such laws and regulations would be adopted or the effect, if any, these developments would have on our business, financial condition and results of operations.

Other Laws and Regulations

USA Patriot Act and Similar Regulations

The USA Patriot Act of 2001, enacted in response to the terrorist attacks on September 11, 2001, contains anti-money laundering and financial transparency laws and mandates the implementation of various regulations applicable to broker-dealers and other financial services companies, including insurance companies. The Patriot Act seeks to promote cooperation among financial institutions, regulators and law enforcement entities in identifying parties that may be involved in terrorism or money laundering. The increased obligations of financial institutions to identify their customers, watch for and report suspicious transactions, respond to requests for information by regulatory authorities and law enforcement agencies, and share information with other financial institutions, require the implementation and maintenance of internal practices, procedures and controls.

Privacy of Consumer Information

U.S. federal and state laws and regulations require financial institutions, including insurance companies, to protect the security and confidentiality of consumer financial information and to notify consumers about their policies and practices relating to their collection and disclosure of consumer information and their policies relating to protecting the security and confidentiality of that information. Similarly, federal and state laws and regulations also govern the disclosure and security of consumer health information. In particular, regulations promulgated by the U.S. Department of Health and Human Services regulate the disclosure and use of protected health information by health insurers and others (including life insurers), the physical and procedural safeguards employed to protect the security of that information and the electronic transmission of such information.

Telephone and Email Solicitation Sales Regulations

The United States Congress, the Federal Communications Commission and various states have promulgated and enacted rules and laws that govern personal privacy, telephone and email solicitations and data privacy. There are numerous state statutes and regulations governing phone and email solicitation activities that apply or may apply to us. For example, some states place restrictions on the methods and timing of telephone solicitation calls and require that certain mandatory disclosures be made during the course of a call. We specifically train our retail call center sales agents to handle calls in an approved manner, and such compliance training is costly and time consuming. Federal and state “Do Not Call” regulations must be followed for us to engage in telephone sales activities. We specifically train our agents and phone representatives to handle calls in an approved manner. In addition, the Federal Trade Commission has promulgated rules in response to the CAN-SPAM Act of 2003 that regulates the use of electronic mail in commercial contexts. This regulation applies to all electronic mail for which the primary purpose is the commercial advertisement or promotion of a commercial product or service.

Federal Income Taxation

The U.S. Congress and state and local governments consider from time to time legislation that could increase or change the manner of taxing the products Fidelity Life sells and of calculating the amount of taxes paid by life insurance companies or other corporations, including Fidelity Life. To the extent that any such legislation is enacted in the future, we could be adversely affected.

Item 1A. Risk Factors.

The recent outbreak of the novel coronavirus in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The global and local impact of the outbreak and governmental response has been rapidly evolving. There may be disruption in global and local supply chains, and there could be a continued adverse impact on economic and market conditions. The impact to both employees and customers of the Company from the novel coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results. In addition to the factors described above, other factors described herein that may affect market, economic and geopolitical conditions, and thereby adversely affect our business include, without limitation, economic slowdown in the U.S., changes in interest rates and/or a lack of availability of credit in the U.S., commodity price volatility, changes in laws and/or regulations, and related uncertainty regarding government and regulatory policy.

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We operate from three locations that are leased from unaffiliated parties. Vericity, Inc. and Fidelity Life are headquartered in Chicago, Illinois at 8700 W. Bryn Mawr Avenue, Suite 900S. Efinancial is headquartered in Bellevue, Washington at 13810 Southeast

Eastgate Way, Suite 300. Efinancial has a call center in Chicago, Bellevue and Tempe. In total, the three locations can house in excess of 500 employees.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Non-Applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.

Our common stock is listed on the NASDAQ Capital Market under the symbol “VERY.”

On November 6, 2019, the Company announced that its Board of Directors had declared a special one-time cash distribution of $6.25 per share to common shareholders of record on November 21, 2019, that was paid on December 6, 2019. The cash distribution totaled approximately $93 million. The cash distribution was declared after the completion of a capital needs assessment undertaken by Vericity, Inc. management at the direction of the Board of Directors, following the closing of the Company’s IPO.

Since we are a holding company, our ability to pay cash dividends depends in large measure on our subsidiaries' ability to make distributions of cash or property to us. Illinois insurance laws restrict the amount of distributions Fidelity Life can pay to us without the approval of the Director. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 18 to our audited consolidated financial statements, which are incorporated by reference in this Item 5. In connection with the approval of the Conversion by the Director, we agreed, for a period of twenty-four months following the completion of the Conversion, to (i) seek the prior approval of the Illinois Department of Insurance for any declaration of an ordinary dividend by Fidelity Life, and (ii) either maintain $20 million of the proceeds of the IPO at Vericity, Inc. or use all or a portion of that $20 million to fund our operations.

As of March 27, 2020, the Company had 1,033 shareholders of record of common stock.

Use of IPO Proceeds

The Company completed its IPO on August 7, 2019, pursuant to a Form S-1 declared effective by the U.S Securities and Exchange Commission (SEC) on June 20, 2019 (File No. 333-231952). Below are further details of the use of the IPO proceeds: Vericity, Inc. registered the sale of a maximum of 20,125,000 shares, of which 14,875,000 were sold in the IPO. Raymond James served as managing underwriter in the IPO.

•

The amount registered and the aggregate price of the offering amount was 20,125,000 and $201,250,000, respectively, and the amount sold and the aggregate price of the offering amount was 14,875,000 and $148,750,000, respectively.

•	The common stock was registered pursuant to the Form S-1 described above.
•

The total offering expenses incurred in connection with the IPO were $15.9 million, including $4.0 million paid to the underwriters. Offering expenses of $11.9 million were comprised of $5.9 million in legal fees and expenses, $2.6 million of actuarial fees and expenses, $1.8 million of printing and mailing, and $1.6 million of accounting fees and expenses.

•

On November 6, 2019, the Company announced that its Board of Directors had declared a special one-time cash distribution of $6.25 per share to common shareholders of record on November 21, 2019, paid on December 6, 2019. Based on the number of shares outstanding, the cash distribution was $93 million. The cash distribution was declared after the completion of a capital needs assessment undertaken by Vericity, Inc. management at the direction of the Board of Directors following the closing of the Company’s IPO.

•	The net offering proceeds to Vericity, Inc. after deducting total offering expenses and the special one-time distribution are $39.8 million.
•	Vericity, Inc. expects that any unallocated net proceeds from the offering will be used for general corporate purposes, including paying holding company expenses.
•

Additionally, pursuant to an agreement with the Illinois Department of Insurance, at least $20 million of the proceeds of the offering will be used to fund the operations of Vericity, Inc.’s various subsidiaries.

Item 6. Selected Financial Data.

As a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore is not required to provide the information required by Item 301 of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements

This Form 10-K contains “forward-looking” statements that are intended to enhance the reader’s ability to assess our future financial and business performance. Forward-looking statements include, but are not limited to, statements that represent our beliefs concerning future operations, strategies, financial results or other developments, and contain words and phrases such as “may,” “expects,” “should,” “believes,” “anticipates,” “estimates,” “intends” or similar expressions. In addition, statements that refer to our future financial performance, anticipated growth and trends in our business and in our industry and other characterizations of future events or circumstances are forward-looking statements. Because these forward-looking statements are based on estimates and assumptions that are subject to significant business, economic and competitive uncertainties, many of which are beyond our control or are subject to change, actual results could be materially different.

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

The forward-looking statements include, among other things, those items listed below:

•	future economic conditions in the markets in which we compete that could be less favorable than expected and could have impacts on demand for our products and services;
•	our ability to grow and develop our Agency business through expansion of retail call centers, online sales, wholesale operations and other areas of opportunity;
•	our ability to grow and develop our insurance business and successfully develop and market new products;
•	our ability to enter new markets successfully and capitalize on growth opportunities either through acquisitions or organically;
•

financial market conditions, including, but not limited to, changes in interest rates and the level and trends of stock market prices causing a reduction of net investment income or realized losses and reduction in the value of our investment portfolios;

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

•	the effect of legislative, judicial, economic, demographic and regulatory events in the jurisdictions where we do business;
•	the effect of challenges to our patents and other intellectual property;
•	costs, availability and collectability of reinsurance;
•	the potential impact on our reported net income that could result from the adoption of future accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies;
•	the inability to maintain or grow our strategic partnerships or our inability to realize the expected benefits from our relationship with the Standby Purchaser;
•	the inability to manage future growth and integration of our operations; and
•	changes in industry trends and financial strength ratings assigned by nationally recognized statistical rating organizations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 8 of this Form 10-K. Some of the information contained in this discussion and analysis and set forth elsewhere in this Form 10-K constitutes forward looking information that involves risks and uncertainties. You should review “Forward Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described, or implied by, the forward-looking statements contained herein.

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

Agency Segment

This segment primarily consists of the operations of Efinancial. Efinancial is a call center-based insurance agency that markets life insurance for Fidelity Life and unaffiliated insurance companies. Efinancial’s primary operations are conducted through employee agents from three call center locations, which we refer to as our retail channel. In addition, Efinancial operates as a wholesale agency, assisting independent agents that desire to work for the carriers that Efinancial represents, which we refer to as our wholesale channel. Efinancial also generates insurance lead sales revenue through its eCoverage web presence. For the years ended December 31, 2019 and December 31, 2018, our Agency Segment revenue earned 78% and 81% through the retail channel, 8% and 3% through the wholesale channel, and 14% and 15% through insurance lead sales revenue, respectively.

The Agency Segment’s main source of revenue is commissions earned on the sale of insurance policies sold through our retail channel. Efinancial’s employee agents utilize insurance sales leads to contact or be contacted by potential customers and then work with the customers to complete the sales process, which can occur during the initial contact or within 24 to 48 hours for non-medically underwritten policies. In our wholesale channel, we subcontract with our independent agents who sell through Efinancial’s contracts with its unaffiliated insurance carriers. In consideration for using our carrier contracts and services, we receive a portion of the commission earned by the independent agent from the carrier.

Agency Segment expenses consist of marketing costs to acquire potential customers, salary and bonuses paid to our employee agents, salary and other costs of employees involved in managing the underwriting process for our insurance applications, sales management, agent licensing, training and compliance costs. Other Agency Segment expenses include costs associated with financial and administrative employees, facilities rent, and information technology. After payroll, the most significant Agency Segment expense is the cost of acquiring leads. We are able to partially offset our sales leads expense through advertising revenues from individuals who click on specific advertisements while viewing one of our web pages, and through the resale of leads that are not well suited for our call center. For years ended December 31, 2019 and December 31, 2018, these offsetting revenues were $6.3 million and $7.6 million, respectively, which reduced our total agency expenses by approximately 11% and 13%, respectively. Our Agency Segment recognizes income (loss) to the extent that commissions and other revenue exceed (are less than) our marketing and overhead costs for the period.

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

Closed Block - Our Closed Block represents all inforce participating insurance policies of Fidelity Life. The Closed Block was established in connection with our 2007 reorganization into a mutual holding company structure and represents all in-force participating insurance policies of Fidelity Life. Annuities and assumed life represents (i) our assumed life business, which consists of policies primarily written in the 1980s and early 1990s; (ii) our direct annuity contracts, which consist of approximately 77 structured settlement contracts that remain from a group of contracts entered into in the late 1980s; and (iii) our assumed annuities, which consist of contract-holder deposits assumed from a former affiliate under two coinsurance treaties entered into in 1991 and 1992. The 2019 demutualization of Members Mutual Holding Company had no impact on how the Closed Block is structured.

We have not accepted new policies in these legacy lines since 2006 or prior, and these lines are considered to be in “run-off” with a declining number of policies in force each period. We recognize income on the Closed Block and annuities and assumed life to the extent that premium revenues and net investment income exceed the benefit expenses and operating expenses (including paid and accrued policyholder dividends) of these lines of business. On the two annuity lines, we recognize income (loss) to the extent that our net investment income earned exceeds (are less than) benefit expenses (direct annuities) and amounts credited on policy deposits (assumed annuities) and operating expenses of the two lines.

Annuities and Assumed Life - We have assumed reinsurance commitments with respect to annuity contract-holder deposits and a block of life insurance contracts that were ceded by former affiliates of Fidelity Life. On March 29, 2019, one of these former affiliates recaptured the majority of the assumed block of life business. The annuity deposits were ceded to Fidelity Life through two contracts entered into in the early 1990s. These annuity and assumed life deposits are now largely in runoff, with only minor amounts of new deposits each year. There are minimal remaining surrender charges associated with the assumed annuity contracts.

Our Insurance Segment revenues consist of net insurance premiums, net investment income, and net realized gains (losses) on investments. Our distributors consist of Efinancial and the independent insurance agencies that we contract with to sell our insurance products to the customers (policyholders) who buy our insurance policies. We recognize premium revenue from our policyholders. We purchase reinsurance coverage to help manage the risk on our insurance policies by paying, or ceding, a portion of the policyholder premiums to the reinsurance companies. Our net insurance premiums reflect amounts collected from policyholders, plus premiums assumed under reinsurance agreements less premiums ceded to reinsurance companies. Net investment income represents primarily interest income earned on fixed maturity security investments that we purchase with cash flows from our premium revenues. We also realize gains and losses on sales of investment securities. These investments support our liability for policy reserves and provide the capital required to operate our insurance business. Capital requirements are primarily established by regulatory authorities. See “Note 2—Investments” and “Business—Risk-Based Capital (RBC) Requirements.”

Insurance Segment expenses consist of benefits paid to policyholders or their beneficiaries under life insurance policies. Benefit expenses also include additions to the reserve for future policyholder benefits to recognize our estimated future obligations under the policies. Benefit expenses are shown net of amounts ceded under our reinsurance contracts. Our Insurance Segment also incurs policy acquisition costs that consist of commissions paid to agents, policy underwriting and issue costs and variable sales costs. A portion of these policy acquisition costs are deferred and expensed over the life of the insurance policies acquired during the period. In addition to policy acquisition costs, we incur expenses that vary based on the number of contracts that we have in-force, or variable policy administrative costs. These variable costs consist of expenses paid to third-party administrators based on rates for each policy administered. As the number of in-force policies increases, these expenses will increase. Conversely, when the number of in-force policies declines, variable policy expenses decline. Our insurance operations also incur overhead costs for functional and administrative staff to support insurance operations, financial reporting and information technology. We recognize income (loss) on insurance operations to the extent that premium revenues, net investment income and realized gains (losses) exceed (are less than) benefit expenses and general operating expenses for the period.

Corporate Segment

The results of this segment consist of net investment income and net realized investment gains (losses) earned on invested assets. We also include certain corporate expenses that are not allocated to our other segments, including expenses of Vericity, Inc., board expenses, allocation of executive management time spent on corporate matters, and financial reporting and auditing costs related to our consolidation and internal controls. Our Corporate Segment recognizes income (loss) to the extent that net investment income and net realized investment gains (losses) exceed (are less than) corporate expenses.

Factors Affecting Our Results

Strategic Goals and Financial Impact of Sales of Policies Produced by Efinancial

Using Efinancial, our controlled distribution platform, we have full vertical integration for the sale and issuance of life insurance policies and are able to gather end-to-end consumer data, extending from tracking data to analyzing the characteristics of leads that generate successful marketing efforts to the associated underwriting and claims experience. Since we acquired Efinancial in 2009, we have made significant investments in the development of our controlled distribution strategy for reaching our target market. By converting data we generate through our distribution platform into actionable insight using statistical analysis, we will seek to be more efficient in our acquisition and use of leads, improve our call center placement ratios and strive to achieve overall profitability. However, the investments made in pursuit of this strategy, among other factors, have adversely affected our historical results of operations.

Efinancial produced 86.8% and 93.6% of the direct policies written by Fidelity Life for the years ended December 31, 2019 and December 31, 2018, respectively. We plan to increase the number of policies sold through Efinancial as we pursue our strategic plan to further develop our controlled distribution platform and grow our book of business. However, sales of insurance policies through Efinancial immediately result in significantly higher consolidated expense recognition and lower consolidated net income in comparison to Fidelity Life policies distributed through an unaffiliated entity. GAAP requires that we immediately expense that portion of our policy acquisition costs for policies placed through Efinancial that cannot be directly tied to the placement of a policy. As a result of this immediate expense recognition of the majority of policy acquisition costs of our sales through Efinancial, we incur a net loss in the first year on each policy sold through Efinancial. To the extent we are successful in increasing our premium writings through Efinancial over each of the next several years or more, we expect that the impact of recognizing a majority of Efinancial commissions as a current expense will, among other factors, continue to adversely affect our results of operations and contribute to our continuing to incur consolidated net losses and a reduction to our consolidated equity in each such year as we seek to implement our distribution strategy. Over the long term and assuming that our products perform consistent with our assumptions, once we have developed a sustainable book of business and our expected growth through Efinancial has leveled, we expect that revenues from policy renewals may begin to offset the immediate expense recognition resulting from writing new policies through Efinancial. See “Critical Accounting Policies—Deferred Policy Acquisition Costs (DAC)” and “Results of Operations—Analysis of Segment Results—Corporate Segment—Intercompany Eliminations.”

Accuracy of Our Pricing Assumptions

In order for our insurance operations to be profitable, we must achieve product experience consistent with our pricing assumptions. We price our products using a number of assumptions that are designed to support the desired level of profitability. Our operating results will be affected by variances between our pricing assumptions and our actual experience. The key pricing assumptions made are:

•

Investment Returns. We earn income on the investments held to support reserves and capital requirements. The amount of net investment income that we recognize will vary depending on the amount of invested assets that we own, the types of investments we own, the interest rates earned and amount of dividends received on our investments. If the actual amount of net investment income earned is less than projected, our products may not generate the desired level of profitability.

•

Persistency Experience. Many of the non-medically underwritten products that we issue have a limited amount of insurance industry information to use in developing policy lapse rates. We are developing our own historical experience as to expected lapse rates for these products and reflect our emerging experience in our pricing. If actual policy lapse rates exceed the lapse rates assumed in pricing our products, we may receive lower premium revenues and may not receive enough premium to cover all of our acquisition costs for the policy.

•

Mortality Experience. We use our historical experience combined with experience projections from our reinsurance partners to develop our assumptions for the level, frequency and pattern of future claims experience. In our Insurance Segment, we principally issue non-medically underwritten products through underwriting processes that generally have limited recent company and industry experience; therefore, their performance may be less reliable and subject to greater variance than products underwritten through processes with more established industry experience.

•

Operating Expenses. Our level of operating expenses affects our reported net income (loss). Our general operating expenses include expenses that vary based on the growth in our revenues and expenses that are fixed regardless of revenue growth. As discussed above, we have experienced operating losses principally because our operating expenses and corporate overhead exceed our revenues, and our inability to defer a majority of our commission expense on policies produced by our affiliated agency, Efinancial.

Efinancial Commission Financing

Beginning in the fourth quarter of 2017, Fidelity Life changed the commission structure related to Efinancial’s sale of the RAPIDecision® Life to pay annual level commissions over the life of the product instead of heaped, or first-year-only commissions. This change reduced Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business by spreading its statutory commission expenses over the life of the policy instead of incurring it all in the policy year of issue. In order to help provide liquidity for Efinancial through the receipt of larger first-year-only commissions, Fidelity Life and Efinancial entered into a financing arrangement with Hannover Life under which, on a monthly basis, Hannover Life advances to Efinancial amounts approximately equal to the first-year-only commissions on Fidelity Life RAPIDecision® Life business sold through Efinancial. In exchange, Efinancial assigns to Hannover Life its right to all future levelized commission payments on that business due from Fidelity Life, and Fidelity Life pays to Hannover Life the level commissions over the life of the contract. Our arrangement with Hannover Life allows us to finance up to $27.5 million of commission expense. Efinancial’s ability to receive advances under this arrangement will terminate when the aggregate amount advanced under the arrangement equals or exceeds $27.5 million. As of December 31, 2019, we had net advances of $19.1 million under this arrangement.

Recapture of Assumed Life Business

Under an agreement with Protective Life Insurance Company (Protective Life), the successor to a former affiliate of Fidelity Life, Fidelity Life had assumed a portion of risk on a group of life insurance contracts primarily written in the 1980s and early 1990s. On March 29, 2019, Protective Life and Fidelity Life agreed that Protective Life would recapture the majority of this assumed life block of business, thereby relieving Fidelity Life from further liability under the recaptured business (except for obligations incurred prior to the recapture effective date). Under the recapture agreement, Fidelity Life paid Protective Life an amount equal to the assumed carried reserves, and in turn, Fidelity Life will receive payment from its reinsurers of this business for their portion of the related ceded reserves. We recognized a $2.2 million gain from this transaction in 2019.

Critical Accounting Policies

Our critical accounting policies are described in Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Form 10-K. The accounting policies discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements. The preparation of the consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. We regularly evaluate our estimates and judgments based on historical experience, market indicators and other relevant factors and circumstances. Actual results may differ from these estimates under different assumptions or conditions and may affect our financial position and results of operations.

Valuation of Fixed Maturity Securities and Equity Securities

Our fixed maturity securities are classified as “available-for-sale” securities, which are carried at fair value on the balance sheet. Fair value represents the price that would be received to sell an asset in an orderly transaction between market participants on the measurement date. For investments that are not actively traded, the determination of fair value requires us to make a significant number of assumptions and judgments. Fair value determinations include consideration of both observable and unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect our view of market assumptions in the absence of observable market information. Security pricing is applied using a hierarchy approach.

Level 1—Unadjusted quoted prices for identical assets in active markets the Company can access.

Level 2—This level includes fixed maturity securities priced principally by independent pricing services using observable inputs other than Level 1 prices, such as quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in inactive markets; and model-derived valuations for which all significant inputs are observable market data. Level 2 instruments include most corporate debt securities and U.S. government and agency mortgage-backed securities that are valued by models using inputs that are derived principally from or corroborated by observable market data.

Level 3—Fair values are derived from valuation techniques in which one or more significant inputs are unobservable. Level 3 instruments include less liquid securities for which significant inputs are unobservable in the market, such as structured securities with complex features that require significant management assumptions or estimation in the fair value measurement. Level 3 hierarchy requires the use of observable market data when available.

At December 31, 2019 and December 31, 2018, the estimated fair value of our fixed maturities, short-term investments and equity securities by fair value hierarchy was as follows:

Fair Value of Investments as of December 31, 2019 (dollars in thousands)
Level 1	Level 2	Level 3	Total Fair Value
$36,858	$311,836	$1,215	$349,909
11%	89%	0%	100%

Fair Value of Investments as of December 31, 2018 (dollars in thousands)
Level 1	Level 2	Level 3	Total Fair Value
$6,460	$291,353	$13,695	$311,508
2%	94%	4%	100%

Level 1 securities include principally exchange traded funds that are valued based on quoted market prices for identical assets.

All of the fair values of our fixed maturity and equity securities within Level 2 are based on prices obtained from independent pricing services. All of our prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type and region of the world, based on historical pricing experience and vendor expertise. We ultimately use the price from the pricing service highest in the vendor hierarchy based on the respective asset type and region. For fixed maturity securities that do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using their pricing applications which incorporate a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, and U.S. Treasury curves. Specifically, for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data. Securities with validated quotes from pricing services are reflected within Level 2 of the fair value hierarchy, as they generally are based on observable pricing for similar assets or other market significant observable inputs.

Level 3 fair value classification consists of investments in structured securities where the fair value of the security is determined by a pricing service using internal pricing models where one or more of the significant inputs is unobservable in the marketplace, or there is a single broker/dealer quote. The fair value of a broker-quoted asset is based solely on the receipt of an updated quote from a single market maker or a broker-dealer recognized as a market participant. The Company does not adjust broker quotes when used as the fair value measurement for an asset.

If we believe the pricing information received from third-party pricing services is not reflective of market activity or other inputs observable in the market, we may challenge the price through a formal process with the pricing service. Historically, we have not challenged or updated the prices provided by third-party pricing services. However, any such updates by a pricing service to be more consistent with the presented market observations, or any adjustments made by us to prices provided by third-party pricing services, would be reflected in the balance sheet for the current period.

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3).

Other-Than-Temporary Impairments on Available-For-Sale Securities

Securities that are classified as available-for-sale are subject to market declines below amortized cost (a gross unrealized loss position). When a gross unrealized loss position occurs, the security is considered impaired. Quarterly or when necessary, we review each impaired security to identify whether the impairment may be other-than-temporary impairment (“OTTI”) and require the recognition of an impairment loss in the current period earnings. Indication of OTTI includes potential credit deterioration whether due to ratings downgrades, unexpected price variances, and/or other company or industry specific concerns. A number of factors are considered in determining whether or not a decline in a specific security is other-than-temporary, including our current intention or need to sell the security or an indication that a credit loss exists. An impairment loss will be recorded if our intention is to sell an impaired security or it is considered to be more likely than not that we will be required to sell the security.

Our review of our available-for-sale securities for impairment includes an analysis of impaired securities in terms of severity and/or age of the gross unrealized loss. Additionally, we consider a wide range of factors about the issuer of the security and use our best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the likelihood for near-term recovery. Inherent in our evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential that includes the evaluation of the financial condition and expected near-term and long-term prospects of the issuer, collateral position, the relevant industry conditions and trends, and whether expected cash flows will be sufficient to recover the entire amortized cost basis of the security.

The credit loss component of fixed maturity security impairment is calculated as the difference between amortized cost of the security and the present value of the expected cash flows of the security. The present value is determined using the best estimate of cash flows discounted at the effective rate implicit to the security at the date of purchase or prior impairment. The methodology and assumptions for estimating the cash flows vary depending on the type of security. For mortgage-backed and asset-backed securities, cash flow estimates, including prepayment assumptions, are based on data from widely accepted third-party sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral characteristics, expectations of delinquency and default rates, and structural support, including subordination and guarantees. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss exists and the security is considered to be temporarily impaired. If the present value of the expected cash flows is less than amortized cost, the security is determined to be other-than-temporarily impaired for credit reasons and is recognized as an OTTI loss in earnings. The portion of the OTTI that is not considered a credit loss, is recognized as OTTI in accumulated comprehensive income.

There was OTTI on fixed maturity securities in the amount of $41 thousand and $0 for the years ended December 31, 2019 and December 31, 2018, respectively.

Mortgage Loans

Our mortgage loans are held on commercial real estate and are stated at the aggregate unpaid principal balances, net of any write-downs and valuation allowances. We identify loans for evaluation of impairment primarily based on the collection experience of each loan. Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect principal or interest amounts according to the contractual terms of the loan agreement. Impairment is measured on a loan by loan basis based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral. Impairments are included in net realized investment gains (losses) in the Consolidated Statements of Operations.

Interest income from mortgage loans is recognized on an accrual basis using the effective yield method. Accrual of income is generally suspended for mortgage loans that are in default or when full and timely collection of principal and interest payments is not probable. Mortgage loans are considered past due when full principal or interest payments have not been received according to contractual terms.

At December 31, 2019 and December 31, 2018, there was a valuation allowance of $0.1 million and $0.2 million, respectively.

Deferred Policy Acquisition Costs (DAC)

For our Insurance Segment, the costs of acquiring new business are deferred to the extent that they are directly related to the successful acquisition of insurance contracts. Deferred acquisition costs include commissions paid in the first policy year that are in excess of the ultimate renewal commissions payable on the policy. For any of our policies for which we do not pay renewal commissions, the deferred acquisition costs (at the segment level) include all commissions paid in the first year. For policies for which we pay levelized commissions over the life of the policy, we expense the first-year commission and therefore do not defer any other commission expense. We also defer costs associated with policy underwriting and issuance related to the successful acquisition of insurance contracts. Non-deferred first year acquisition costs that are expensed as incurred include expenses that do not meet the definition of a deferrable cost, which includes the acquisition costs incurred on insurance applications that do not result in an in-force policy (unsuccessful efforts).

The amortization of DAC for traditional life insurance products is determined as a level proportion of premium based on actuarial methods and assumptions about mortality, morbidity, lapse rates, expenses, and future yield on related investments, established by us at the time the policy is issued. GAAP requires that assumptions for these types of products not be modified while the policy is outstanding. Amortization is adjusted each period to reflect policy lapse or termination rates compared to anticipated experience. Accordingly, acceleration of DAC amortization could occur if policies terminate earlier than originally assumed. We establish the assumptions used to determine DAC amortization based on estimates using Company experience and other relevant information that is used to price the products. We monitor our actual experience and will update the actuarial factors applied to future policy issues if warranted. The selection of actuarial assumptions requires considerable judgment and has inherent uncertainty. Should actual policy lapse experience be higher than that assumed during a reporting period, we will amortize our DAC balance faster and report lower net income.

We evaluate the recoverability of our DAC asset as part of our premium deficiency testing. If a premium deficiency exists, we reduce DAC by the amount of the deficiency through a charge to current period earnings (loss). If the deficiency is more than the recognized DAC balance, we reduce the DAC balance to zero and increase the reserve for future policy benefits by the excess with a corresponding charge to current period earnings (loss). See “Future Policy Benefit Reserves” below for more information on premium deficiency testing.

Our consolidated DAC will be lower relative to other insurance companies that utilize unaffiliated distributors. GAAP does not permit the deferral of commission revenues paid to Efinancial, our affiliated agency, in excess of those expenses actually incurred by Efinancial in the placement of the policy. Because we are focused on increasing insurance premium volume through Efinancial, our operating results will reflect higher current period expenses and lower current reported net income. Therefore, in consolidation, the first-year commission acquisition costs (“Commission DAC”) recorded in our Insurance Segment is reduced to reflect the elimination of that portion of Commission DAC that results from expenses of Efinancial that cannot be directly tied to the successful placement of a policy. The amount of eliminated Commission DAC is charged to current expense, and acquisition cost DAC is recorded at a reduced amount, which represents the amount of Commission DAC that is eligible for deferral. As a result of recognizing a majority of expenses for the Efinancial sales immediately, we will recognize a charge against our consolidated earnings (loss) and consolidated equity in the amount of such expenses for the period in which they are incurred. See “Results of Operations—Analysis of Segment Results—Corporate Segment—Intercompany Eliminations.”

Future Policy Benefit Reserves

We calculate and maintain reserves for estimated future claims payments to policyholders using actuarial assumptions in accordance with industry practice and GAAP. Many factors affect these reserves, including mortality trends, policy persistency and investment returns. We establish our reserves based on estimates, assumptions and our analysis of historical experience.

The calculation of future policy reserves requires the use of significant judgment and is inherently uncertain. If our actual experience differs from the experience assumed in establishing our reserves, the impact of these differences is reflected in the results of operations in each period. If actual claims are higher than assumed claims experience, our reported income (loss) will be reduced (increased) for the periods in which this experience occurs. If actual policy lapses are higher than that assumed, our future policy benefit reserves will be reduced for the period in which this experience occurs.

The primary reserve method that is used in calculation of our future policy benefit reserves is the net level premium method. The net level premium method requires that the future policy benefit reserves are accrued as a level proportion of the premium paid by the policyholder. In applying this method, we use a number of actuarial assumptions that represent management’s best estimate at the time the contract was issued with the addition of a margin for adverse deviation. Actuarial assumptions include estimates of morbidity, mortality, policy persistency, discount rates and expenses over the life of the contracts.

A premium deficiency exists if the discounted present value of future gross premiums is not sufficient to cover anticipated future cash outflows. To assess the adequacy of our benefit reserves, we annually perform premium deficiency testing for each of our lines of business using best estimate assumptions as of the date of the test without provision for adverse deviation. If benefit reserves minus the DAC asset are less than the present value of future cash flows on the line of business, then first the DAC asset will be reduced. If reducing the DAC asset down to zero is still not sufficient to eliminate the premium deficiency, then benefit reserves will be increased. Recognizing a premium deficiency will reduce our reported net income or increase our reported loss, for the period.

In connection with our premium deficiency testing on our most significant business lines, we performed sensitivity analyses on our Core Life, Non-Core Life, Closed Block, and annuities and assumed life business lines to capture the effect that certain key assumptions have on expected future cash flows, and the impact of those assumptions on the adequacy of DAC balances and GAAP benefit reserves. The sensitivity tests are performed independently, without consideration for any correlation among the key assumptions.

We performed the following sensitivity tests as of September 30, 2019:

•	future lapse assumptions increased by a multiplicative factor of 1.05,
•	future mortality increased by a multiplicative factor of 1.05 for all life blocks,
•	future investment yield assumptions were lowered by 50 basis points.

Under all tests described above, the DAC was still recoverable on the Core Life, Non-Core Life, and assumed life lines of business. For the annuities line, there is no remaining DAC due to the age of the contracts. As such, these sensitivity runs tested the adequacy of the benefit reserves for this line. For the annuities line, a drop in investment yield of 50 basis points would result in a required reserve increase of $0.3 million, while for the mortality scenario and the lapse scenario there would be no impact to benefit reserves.

Because of one-time activity in the Closed Block resulting from large number of policies hitting their annual increasing scale premium period after their 20 year level period expired in December 2019, the September 30, 2019 Closed Block premium deficiency testing had materially different results from testing done at a December 31, 2019 valuation date.  At September 30, 2019, the DAC was still recoverable in the Closed Block on both the baseline test and the three sensitivity tests noted above.  At December 31, 2019, premium deficiency testing resulted in the Closed Block having a DAC reduction of $4.8 million.  This would be the same value regardless of the sensitivity tests above, because any changes to mortality, investment yield, or expenses would result in dividend changes of an offsetting amount and would not change the amount of DAC reduction.

Intangible Assets

Intangible assets include trade names, internet domain sites, software and contract-based assets composed of future renewal commissions, distribution agreements, and non-compete agreements. These intangible assets, with the exception of trade names, are amortized over their expected useful lives based on the expected pattern of benefit of the asset.

We amortize the domain site intangible assets on a straight-line basis over a useful life of ten years and software intangible assets are amortized over a useful life of four years using an accelerated amortization method. Contract-based intangible assets are amortized on a straight-line basis over a useful life of primarily five years, with the exception of some distribution contracts where the amortization period is seven years. Trade names are not amortized as they have been determined to have indefinite useful lives. Trade names are tested at least annually for impairment using expected future cash flows.

The determination of the estimated fair value and estimated useful lives of intangible assets require the exercise of considerable management judgment. If the actual useful life is less than that assumed or the pattern of benefits is shorter than that used in developing the initial estimates, we could write down the carrying value of intangible assets and reduce our reported income, or increase our reported loss.

Interim impairment testing may be performed when events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, which requires the use of estimates and judgment, and, if impaired, are written down to fair value based on discounted cash flows. For years ended December 31, 2019 and December 31, 2018, we have not recorded an impairment of intangible assets.

Commission Revenue Recognition

We recognize commission revenue from the sale of insurance products by Efinancial. We recognize revenue at the time that the insurance policy is issued by the insurance company and accepted by the customer, which we call policy placement. In addition, as a result of the implementation of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 606”), effective January 1, 2019, we record as Efinancial revenue, the full amount of first year commission expected to be paid on the sale of insurance products and any renewal commission to be paid on such products. Prior to the implementation of ASU 606, for the year ended December 31, 2018, we recognized the full amount of first year commission when the policy was placed and the renewal commissions were recognized when received. See “Note 1—Summary of Significant Accounting Policies—Revenue Recognition” in the accompanying consolidated financial statements included in this Form 10-K. The commission payment terms of each carrier vary according to the contract that we have with the carrier. Some carriers will advance a portion of the premium at policy placement. Other carriers pay the commission as they collect and earn the policy premiums. We record a commission receivable at policy placement, net of any advances received. We establish a provision for commission revenue that, based on experience, will ultimately not be earned due to the customer discontinuing the underlying insurance policy. Our Agency Segment results include revenue from third-party agencies and from Fidelity Life. The revenues from Fidelity Life sales are eliminated in consolidation.

Income Taxes

Under applicable Federal income tax guidance, the taxation of life insurance companies is subject to special rules not applicable to other (non-life) companies. Accordingly, we have to consider the implications of these different tax rules in accounting for income tax expense, as separately applicable to our life and non-life subgroups of companies.

We record federal income tax expense in our Consolidated Statements of Operations based on pre-tax income as determined using GAAP accounting. The timing of the recognition of certain income and expense items for GAAP accounting can differ from the timing of recognition of the same income and expense items in our federal tax returns. The timing of recognition in the federal tax return is based on tax laws and regulations. As a result, the annual tax expense reflected in our Consolidated Statements of Operations is different than that reported in the tax returns.

We account for income taxes under the asset and liability method, which requires the recognition of deferred taxes for temporary differences between the financial statement and tax return basis of assets and liabilities. Deferred tax assets generally represent items that can be used as a tax deduction or credit in future years for which we have already recorded the tax benefit in our income statement. Deferred tax liabilities generally represent tax expense recognized in our financial statements for which payment has been deferred or expenditures for which we have already taken a deduction in our tax return but have not yet been recognized in our financial statements. Under GAAP, we are required to evaluate the recoverability of our deferred tax assets and establish a valuation allowance if necessary, to reduce our deferred tax assets to an amount that is more likely than not to be realized. Significant judgment is required in determining whether valuation allowances should be established, as well as the amount of such allowances. To the extent that we are required to establish an additional valuation allowance against deferred income tax assets, the amount of such valuation allowance would generally be charged against our net income for the period in which that valuation allowance is established.

We establish or adjust valuation allowances for deferred tax assets when we estimate that it is more likely than not that future taxable income will be insufficient to realize the value of the deferred tax asset.  We evaluate all significant available positive and negative evidence as part of our analysis. Negative evidence includes the existence of losses in recent years. Positive evidence includes the forecast of future taxable income and tax-planning strategies that would result in the realization of deferred tax assets. The underlying assumptions we use in forecasting future taxable income require significant judgment and take into account our recent performance. The ultimate realization of deferred tax assets depends on the generation of future taxable income during the periods in which temporary differences are deductible or creditable. If actual experience differs from these estimates and assumptions, the recognized deferred tax asset value may not be fully realized, resulting in an increase to income tax expense in our results of operations.

As of December 31, 2019, we had a 100% valuation allowance recorded against the deferred tax assets related to the non-life subgroup of our tax return because we determined that it is more likely than not that these assets will not be recoverable. The recording of the valuation allowance increases our federal income tax expense which in turn reduces our reported net income or increases our net loss as applicable. Our recorded net deferred tax asset is shown in the following table. The balances for each period are shown based on the life/non-life portions of the consolidated federal tax returns and in total.

	December 31, 2019			December 31, 2018
	Life	Non-Life	Total	Life	Non-Life	Total
(dollars in thousands)
Deferred Tax Asset
Total deferred tax assets	$54,697	$23,517	$78,214	$49,874	$18,271	$68,145
Total deferred tax liabilities	45,257	7,861	53,118	39,211	6,787	45,998
Net deferred tax asset (liability) before valuation allowance	9,440	15,656	25,096	10,663	11,484	22,147
Valuation allowance	—	(15,656)	(15,656)	—	(11,484)	(11,484)
Deferred income tax asset (liability)	$9,440	$—	$9,440	$10,663	$—	$10,663

Due to the valuation allowance on the non-life subgroup, the effective income tax rate reflected on our Consolidated Statements of Operations will vary depending on the portion of our pretax income (loss) that results from our life subgroup and the portion from our non-life subgroup. With the current full valuation allowance, the current tax benefit related to our non-life subgroup is limited. We continue to record tax expense (benefit) related to the pretax income (loss) of our life subgroup.

Principal Revenue & Expense Items

Revenues

Our primary revenue sources are life insurance premiums, commissions, net investment income, net realized investment gains (losses), insurance lead sales and other income.

Net Premiums

Net premiums consist of direct life insurance premiums due and collected from our policyholders on in-force insurance policies and premiums collected on assumed life reinsurance contracts, less reinsurance premiums paid to reinsurers. Direct premiums are recorded in our Insurance Segment and classified as first year premiums when they relate to the first calendar year coverage period. Premiums for policies outside their first calendar year are called renewal premiums.

Earned Commission

Earned commission revenue consists of amounts received and due from insurance carriers on policies sold by Efinancial and is recorded in our Agency Segment. However, the commission revenue from sales of Fidelity Life policies is eliminated in our Consolidated Statements of Operations because Efinancial and Fidelity Life are affiliated.

Net Investment Income

Net investment income consists of income generated from our investment portfolio and is recorded net of related expenses incurred to manage our investments. Net investment income primarily consists of interest income earned on fixed maturity investments and dividends earned on our equity holdings, net of related expenses incurred to manage our investments. Net investment income earned on assets required to support insurance reserves, annuity deposits and related regulatory capital requirements is allocated to our Insurance Segment. Any other net investment income is recorded in the Corporate Segment.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) result from sales of investment securities and OTTI for estimated credit losses of fixed income investments.

Insurance Lead Sales

In our Agency Segment, insurance lead sales revenue consists of (i) click-through revenues we generate when leads click through to our webpages to access information about life insurance options sponsored by another company and (ii) data revenues we generate through the sale of information regarding leads.

Other Income

For our Insurance Segment, other income primarily consists of cost of insurance charges on universal life contracts.

Benefits and Expenses

This category consists of benefits to policyholders, which include policyholder dividends and policyholder dividend obligations (PDO), interest credited to policyholder and contract-holder balances, general operating expenses and amortization of DAC.

Life, Annuity and Health Claim Benefits

Benefit expenses are recorded in our Insurance Segment. Benefit expenses include claims paid or payable on in-force insurance policies, as well as the change in our reserves for future policy benefits during the period. Benefit expenses are reduced by amounts ceded to reinsurance companies with whom we contract to share policy risks.

Interest Credited to Policyholder Account Balances

The interest credited primarily relates to amounts that contract-holders earn on any contract-holder deposits from our assumed annuity contracts and other amounts left on deposit with us. Our universal life policies and assumed annuity contracts require Fidelity Life to periodically establish the crediting rate to be paid on policyholder and contract-holder deposits. All current assumed annuity contracts are credited with interest at the minimum interest rate guaranteed in the contract. Interest credited relates solely to our Insurance Segment.

Operating Costs and Expenses

Operating expenses are incurred by all of our segments. The operating expenses of our Insurance Segment include policy acquisition costs in excess of amounts that qualify for deferral, ceding commissions received on ceded reinsurance in excess of amounts deferred, variable policy administration costs, general overhead and administration costs, and insurance premium taxes and assessments paid to various states. Agency Segment expenses consist of compensation paid to employee sales agents, costs of insurance sales leads (marketing), costs of sales management and support activities, agent licensing expenses and general overhead and administration expenses. The expenses of the Corporate Segment include allocation of a portion of the compensation of senior executives related to corporate activities, Board of Director expenses related to corporate business, and other operating costs considered to be of a corporate nature and not directly related to either of our other business segments. Overhead and administrative expenses of the segments include employee costs (salaries, bonuses and benefits), office rent, information technology and costs of third-party administrators and other contractors.

Amortization of Deferred Policy Acquisition Costs

DAC amortization represents the actuarially determined reduction in the DAC asset for the period. The amount of acquisition cost amortization recognized each period is based on actual factors established when the insurance contracts were written.

Results of Operations

The major components of operating revenues, benefits and expenses and net (loss) income are as follows:

Vericity, Inc. Consolidated Results of Operations

	For the Years Ended December 31,
(dollars in thousands)	2019	2018
Revenues
Net insurance premiums	$94,370	$88,573
Net investment income	16,076	15,101
Net realized investment gains (losses)	691	(967)
Other than temporary impairment	(41)
Earned commissions	17,688	13,404
Insurance lead sales	6,229	7,633
Other income	287	236
Total revenues	135,300	123,980
Benefits and expenses
Life, annuity, and health claim benefits	61,851	56,556
Interest credited to policyholder account balances	3,199	3,598
Operating costs and expenses	76,953	68,353
Amortization of deferred policy acquisition costs	13,410	11,506
Other expenses	83	164
Total benefits and expenses	155,496	140,177
(Loss) income from operations before income tax	(20,196)	(16,197)
Income tax (benefit) expense	(872)	(2,350)
Net (loss) income	$(19,324)	$(13,847)

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Total Revenues

For the year ended December 31, 2019, total revenues were $135.3 million compared to $124.0 million for the year ended December 31, 2018. This increase of $11.3 million primarily resulted from higher net insurance premiums and earned commissions.

Benefits and Expenses

For the year ended December 31, 2019, total benefits and expenses were $155.5 million compared to $140.2 million for the year ended December 31, 2018. This increase of $15.3 million includes increases in operating costs and expenses of $8.6 million primarily due to costs related to accelerated vesting of incentive compensation related to the completion of the IPO and other enterprise initiatives. In addition, there were increases in net life insurance benefits and amortization of deferred policy acquisition costs.

Loss from Operations Before Income Taxes

For the year ended December 31, 2019, we had a loss before taxes of $20.2 million compared to a loss before taxes of $16.2 million for the year ended December 31, 2018. This increased loss of $4.0 million was primarily due to increases in operating expenses and claim benefits, partially offset by higher net insurance premiums and earned commissions.

Income Taxes

For the year ended December 31, 2019, our income tax benefit was $0.9 million compared to an income tax benefit of $2.4 million for the year ended December 31, 2018. The decrease of $1.5 million reflects decreased net loss attributable to the life sub-group offset by an increase in net loss attributable to the non-life sub-group which has a full valuation allowance. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Income Taxes.”

Analysis of Segment Results

Reconciliation of Segment Results to Consolidated Results

The following analysis reconciles the reported segment results to the Vericity, Inc. total consolidated results. The main difference is the intercompany eliminations.

	For the Years Ended December 31,
(dollars in thousands)	2019	2018
(Loss) before income taxes by segment
Agency	$(7,089)	$(759)
Insurance	(1,155)	(629)
Corporate	(7,985)	(4,765)
Eliminations	(3,967)	(10,044)
(Loss) income from operations before income tax	(20,196)	(16,197)
Income tax (benefit) expense	(872)	(2,350)
Net (loss) income	$(19,324)	$(13,847)

Agency Segment

The results of our Agency Segment were as follows:

	For the Years Ended December 31,
(dollars in thousands)	2019	2018
Revenues
Earned commissions	$39,359	$42,261
Insurance lead sales	6,262	7,633
Total revenues	45,621	49,894
Expenses
Operating costs and expenses	52,627	50,489
Amortization of intangible assets	83	164
Total expenses	52,710	50,653
(Loss) income from operations before income tax	$(7,089)	$(759)

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Earned Commissions

For the year ended December 31, 2019, earned commissions were $39.4 million compared to $42.3 million for the year ended December 31, 2018. This decrease of $2.9 million resulted from lower sales in our retail channel, which was primarily due to shift in business mix to more guaranteed issue products and lower agent headcount, partially offset by growth in our wholesale channel.

Insurance Lead Sales

For the year ended December 31, 2019, insurance lead sales were $6.3 million compared to $7.6 million for the year ended December 31, 2018. This decrease of $1.3 million was primarily due to a management decision to reduce external lead sales and maximize retail channel sales.

Operating Costs and Expenses

For the year ended December 31, 2019, general operating expenses were $52.6 million compared to $50.5 million for the year ended December 31, 2018. This increase of $2.1 million was due to a $2.7 million increase in overhead expenses, primarily due to $0.9 million of accelerated vesting of incentive compensation related to the completion of the IPO and increases in non-agent staff costs. This increase was partially offset by lower variable cost of sales of $0.6 million, which was mainly driven by lower retail earned commissions.

Net (Loss) Income

For the year ended December 31, 2019, the Agency Segment incurred a net loss of $7.1 million compared to a net loss of $0.8 million for the year ended December 31, 2018. This increase in net loss of $6.3 million was the result of lower earned commissions, lower lead sales revenue, and higher general operating expenses.

Insurance Segment

The results of our Insurance Segment were as follows:

	For the Years Ended December 31,
(dollars in thousands)	2019	2018
Revenues
Net insurance premiums	$94,370	$88,573
Net investment income	15,278	15,197
Net realized investment gains (losses)	645	(967)
Other than temporary impairment	(41)	—
Other income	254	236
Total revenues	110,506	103,039
Benefits and expenses
Life, annuity, and health claim benefits	61,851	56,556
Interest credited to policyholder account balances	3,199	3,598
Operating costs and expenses	28,358	27,486
Amortization of deferred policy acquisition costs	18,253	16,028
Total benefits and expenses	111,661	103,668
(Loss) income from operations before income tax	$(1,155)	$(629)

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net Insurance Premiums

For the year ended December 31, 2019, net insurance premiums were $94.4 million compared to $88.6 million for the year ended December 31, 2018. This increase of $5.8 million was primarily due to growth in our Core lines of $11.2 million, mainly driven by increases in LifeTime Benefit Term (LBT) and RAPIDecision® Life and $1.2 million increase in our Non-Core lines. These increases were partially offset by decreases in Closed Block of $4.8 million and assumed life and annuities of $1.8 million.

Net Investment Income

See “Note 2—Investments” in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Net Realized Investment Gains (Losses)

See “Note 2—Investments” in the Notes to the Consolidated Financial Statements included in this Form 10-K.

 Life, Annuity and Health Claim Benefits

For the year ended December 31, 2019, life, annuity and health claim benefits were $61.9 million compared with $56.6 million for the year ended December 31, 2018. This increase of $5.3 million was mainly attributable to an increase of $8.1 million in net claim benefits resulting from $9.6 million higher claim activity on certain Core and Non-Core products and $0.1 million in annuities and assumed life, partially offset by a decrease of $1.6 million in Closed Block. Change in benefit reserves decreased $2.8 million primarily related to $4.3 million decrease in assumed life resulting from the recapture of the majority of an assumed life block of business and $2.0 million decrease in Closed Block. This decrease was partially offset by growth in our Core and Non-Core lines of $3.3 million.

Interest Credited to Policyholder Account Balances

For the year ended December 31, 2019, interest credited was $3.2 million compared to $3.6 million for the year ended December 31, 2018. This decrease of $0.4 million was due to lower interest credited on assumed fixed annuity contract-holder account balances.

Operating Costs and Expenses

For the year ended December 31, 2019, general operating expenses were $28.4 million compared to $27.5 million for the year ended December 31, 2018. This increase of $0.9 million was mainly due to $1.8 million of accelerated vesting of incentive compensation related to the completion of the IPO, partially offset by a decrease in non-deferrable acquisition costs.

Amortization of Deferred Policy Acquisition Costs

For the year ended December 31, 2019, amortization of deferred acquisition costs was $18.3 million compared to $16.0 million for the year ended December 31, 2018. This increase of $2.3 million reflects an increase in our Core and Non-Core lines of $3.0 million partially offset by $0.7 million decrease in Closed Block, primarily due to lapses.

Net (Loss) Income

For the year ended December 31, 2019, net loss was $1.2 million compared to net loss of $0.6 million for the year ended December 31, 2018. The increase in net loss of $0.6 million resulted primarily from higher life and annuity benefits and amortization of DAC, partially offset by an increase in net insurance premiums and net realized investment gains (losses).

Closed Block

The Closed Block was formed as of October 1, 2006 and contains all participating policies issued or assumed by Fidelity Life. The assets and future net cash flows of the Closed Block are available only for purposes of paying benefits, expenses and dividends of the Closed Block and are not available to the Company, except for an amount of additional funding that was established at inception. The additional funding was designed to protect the block against future adverse experience, and if the funding is not required for that purpose, it is subject to reversion to the Company in the future. Any reversion of Closed Block assets to the Company must be approved by the Illinois Department of Insurance. See “Note 8—Closed Block” in the Notes to the Consolidated Financial Statements included in this Form 10-K. The Closed Block is included in our Insurance Segment.

The maximum future earnings to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block liabilities over Closed Block assets. Included in Closed Block assets at December 31, 2019 and December 31, 2018 are $9.9 million and $9.6 million, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block which is referred to as the “actuarial calculation.” The actuarial calculation projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the actuarial calculation as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block policies and the investment experience of the Closed Block assets. The review of Closed Block experience also includes consideration of whether policyholder dividend obligations should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. The recorded policyholder dividend obligations at December 31, 2019 and December 31, 2018 totaled $11.5 million and $9.4 million, respectively, and consisted of favorable policy experience on the Closed Block policies ($9.1 million and $8.7 million, respectively) and unrealized gains on the Closed Block fixed maturity security portfolio holdings ($2.4 million and $0.7 million, respectively).

The block where there are no dividends expected had a significant number of policies issued in December 1999 which had level premiums for the first 20 durations, followed by premiums which increased significantly in duration 21 as the premiums from that point forward go to an annually increasing scale. The approximate increase in premiums going from the 20th to the 21st duration is 1300%. Direct policies are a mixture of annual, semi-annual, quarterly, and monthly premium payment modes, whereas ceded policies are all annual premium mode.  Therefore, both direct and ceded premiums increased significantly in 2019 on the Closed Block compared to the prior year as this group of policies ended their level term with larger impacts effecting ceded premiums more than direct premiums as a result of these modal differences.

Corporate Segment

The results of the Corporate Segment are as follows:

	For the Years Ended December 31,
(dollars in thousands)	2019	2018
Revenues
Net investment income	$1,166	$290
Net realized investment (losses) gains	46	—
Total revenue	1,212	290
Expenses
Operating costs and expenses	9,197	5,055
Total expenses	9,197	5,055
(Loss) income from operations before income tax	$(7,985)	$(4,765)

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

Net Loss

The net loss for the year ended December 31, 2019 increased $3.2 million to $8.0 million from a net loss of $4.8 million for the year ended December 31, 2018. The increase in the net loss is primarily related to the completion of the IPO and includes $3.2 million of accelerated vesting of incentive compensation and additional expenses associated with being a public company, offset by an increase in net investment income from investments held with proceeds from the IPO.

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

Revenue—our Agency Segment recognizes all commission revenue earned in the year the policy goes in force at the carrier.

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

Viewed at the segment level, because of the timing difference between the Agency Segment’s immediate recognition of commission revenue and the Insurance Segment’s deferral and amortization of the commission expense over the expected life of the policy, all else being equal, the sale of a policy through our Agency Segment results in an intersegment profit in an amount equal to the difference between the commission paid and the related amortization expense. However, in consolidation, two impacts occur. First, the intercompany revenue recognized by our Agency Segment and the related deferred acquisition expense recorded by our Insurance Segment are eliminated. Second, we record deferred acquisition costs equal to that portion of Commission DAC that can be tied directly to Efinancial’s expenses incurred in the successful placement of a policy. Therefore, in consolidation, the Commission DAC recorded in our Insurance Segment is effectively reduced to reflect the elimination of that portion of Commission DAC that results from Efinancial expenses that cannot be directly tied to the successful placement of a policy. The amount of eliminated Commission DAC, which represents a majority of the Commission DAC, is charged to current expense, and acquisition cost DAC is recorded at a reduced amount, which represents the amount of Commission DAC that is eligible for deferral under GAAP. See “Critical Accounting Policies—Deferred Policy Acquisition Costs (DAC)” and “Factors Affecting our Results—Strategic Goals and Financial Impact of Sales of Policies Produced by Efinancial” for more information. The results of these elimination entries were as follows:

	For the Years Ended December 31,
(dollars in thousands)	2019	2018
Revenues
Net investment income	$(368)	$(386)
Earned commissions	(21,671)	(28,857)
Total revenues	(22,039)	(29,243)
Expenses
Commission expense	(13,859)	(14,805)
Operating costs and expenses	630	128
Amortization of deferred policy acquisition costs	(4,843)	(4,522)
Total expenses	(18,072)	(19,199)
(Loss) income from operations before income tax	$(3,967)	$(10,044)

Year Ended December 31, 2019 Compared to Year Ended December 31, 2018

For the year ended December 31, 2019, intercompany eliminations resulted in a $4.0 million reduction in pre-tax income compared to a $10.0 million reduction in pre-tax income for the year ended December 31, 2018. This decrease of $6.0 million was mainly due to a lower volume of sales of Fidelity Life policies by Efinancial in 2019 compared to 2018.

Investments

Investment Returns

We invest our available cash and funds that support our regulatory capital, surplus requirements and policy reserves in investment securities that are included in our Insurance and Corporate Segments. We earn income on these investments in the form of interest on fixed maturity securities (bonds and mortgage loans) and dividends (from equity holdings). Net investment income is recorded net of investment related expenses as revenue. The amount of net investment income that we recognize will vary depending on the amount of invested assets that we own, the types of investments we own, the interest rates earned and amount of dividends received on our investments.

Gains and losses on sales of investments are classified as net realized investment gains (losses) and are recorded as revenue. Capital appreciation and depreciation caused by changes in the market value of investments classified as “available-for-sale” is recorded in accumulated other comprehensive income. The amount of investment gains and losses that we recognize depends on the amount of and the types of invested assets we own and the market conditions related to those investments. Our cash needs can vary from time to time and could require that we sell invested assets to fund cash needs.

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

We apply our overall investment strategy and guidelines on a consolidated basis for purposes of monitoring compliance with our overall guidelines. Almost all of our investments are owned by Fidelity Life and are maintained in compliance with insurance regulations. Critical guidelines of our investment plan include:

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

Our investment portfolios are all managed by third-party investment managers that specialize in insurance company asset management and in particular these managers are selected based upon their expertise in the particular asset classes that we own. We contract with an investment management firm to provide overall assistance with oversight of our portfolio managers, evaluation of investment performance and assistance with development and implementation of our investment strategy. This investment management firm reports to our Chief Financial Officer and to the Investment Committee of Fidelity Life’s Board of Directors. On a quarterly basis, or more frequently if circumstances require, we review the performance of all portfolios and portfolio managers with the Investment Committee.

The following table shows the distribution of the fixed maturity securities classified as available-for-sale by quality rating, using the rating assigned by Standard & Poor’s (S&P), a nationally recognized statistical rating organization. For securities where the S&P rating is not available (not rated), the National Association of Insurance Commissioners (NAIC) rating is used. Over the periods presented, we have maintained a consistent weighted average bond quality rating of “A.” The percentage allocation of total investment grade securities has increased to 98.2% at December 31, 2019 from 93.9% at December 31, 2018 due to the S&P ratings on certain new securities acquired in our portfolio of distressed residential mortgage-backed securities.

(dollars in thousands)	December 31, 2019		December 31, 2018
S&P Rating
AAA	$93,137	29.7%	$80,606	26.3%
AA	47,217	15.0%	40,583	13.2%
A	94,776	30.1%	93,214	30.4%
BBB	60,277	19.1%	57,599	18.8%
Not rated	13,443	4.3%	16,076	5.2%
Total investment grade	308,850	98.2%	288,078	93.9%
BB	3,455	1.1%	11,896	3.9%
B	1,707	0.5%	4,802	1.6%
CCC	727	0.2%	1,802	0.6%
D	7	—	8	—
Not rated	175	—	—	—
Total below investment grade	6,071	1.8%	18,508	6.1%
Total	$314,921	100.0%	$306,586	100.0%

The following table sets forth the maturity profile of our debt securities at December 31, 2019 and December 31, 2018. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	December 31, 2019				December 31, 2018
(dollars in thousands)	Amortized Cost	%	Estimated Fair Value	%	Amortized Cost	%	Estimated Fair Value	%
Due in one year or less	$10,746	3.7%	$10,839	3.4%	$7,395	2.4%	$7,434	2.4%
Due in one year through five years	37,668	12.8%	39,506	12.5%	53,759	17.7%	54,239	17.7%
Due after five years through ten years	23,760	8.1%	25,695	8.2%	41,125	13.5%	40,866	13.3%
Due after ten years	97,506	33.1%	112,115	35.6%	85,398	28.1%	88,461	28.9%
Securities not due at a single maturity date-primarily mortgage and asset- backed securities	124,722	42.3%	126,766	40.3%	116,626	38.3%	115,586	37.7%
Total debt securities	$294,402	100.0%	$314,921	100.0%	$304,303	100.0%	$306,586	100.0%

Every quarter, we review all investments where the market value is less than the carrying value to ascertain if the impairment of the security’s value is OTTI. The quarterly review is targeted to focus on securities with larger impairments and that have been in an impaired status for longer periods of time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Polices—Other-Than-Temporary Impairments on Available-For-Sale Securities”.

Net Investment Income

One key measure of our net investment income is the book yield on our holdings of fixed maturity securities classified as available-for-sale, which holdings totaled $314.9 million and $306.6 million, and represented 77.2% and 83.3% of our invested assets, as of December 31, 2019 and December 31, 2018, respectively. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying investments for the period. For the years ended December 31, 2019 and December 31, 2018, our book yield on fixed maturity securities available-for-sale was 4.2% and 4.3% for the years ended December 31, 2019 and December 31, 2018, respectively.

See “Note 2 – Investments” in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Interest Credited to Policyholder Account Balances

Included with the future policy benefits is the liability for contract-holder deposits on deferred annuity contracts assumed through two reinsurance agreements effective in 1991 and 1992 and certain other policy funds left on deposit with the Company. The aggregate liability for deposits is as follows:

	December 31, 2019			December 31, 2018
(dollars in thousands)	Ending Balance	Year to Date Interest Credited	Average Credit Rate	Ending Balance	Year to Date Interest Credited	Average Credit Rate
Annuity contract-holder deposits - assumed	$78,296	$2,965	3.8%	$83,299	$3,353	4.0%
Dividends left on deposit	7,609	195	2.6%	8,147	207	2.6%
Other	1,612	39	2.4%	1,605	38	2.3%
Total	$87,517	$3,199	3.7%	$93,051	$3,598	3.8%

The liability for deferred annuity deposits represents the contract-holder account balances. Due to the declines in market interest rates and the book yield on our investment portfolio, we credit interest on all contract-holder deposit liabilities at contractual rates that are currently at the minimum rate allowed by the contract or by state regulations.

Our Insurance Segment realizes operating profit from the excess of our book yield realized on fixed maturity securities that support our contract-holder deposits over the amount of interest that we credit to the contract-holder. We refer to this operating profit as the “spread” we earn on contract-holder deposits. Our book yields on fixed maturity investments have declined in recent periods due to current market conditions. If book yields continue to decline, the amount of spread between the interest earned and credited will be reduced.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) are subject to general economic trends and in particular correlate generally with movements in the major equity market indexes. The amounts classified as realized gains and losses in our Consolidated Statements of Operations include amounts realized from sales of investments, mark-to-market adjustments on investments classified as trading securities, equity holdings and investments that use the equity method of accounting (limited partnership interests) and other-than-temporary impairments of individual securities related to credit impairments.

See “Note 2 – Investments” in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Unrealized Holding Gains (Losses)

We also record capital appreciation/depreciation on our available-for-sale fixed maturity securities. At December 31, 2019 and December 31, 2018, we had Accumulated Other Comprehensive Income (Loss) from mark-to-market adjustment of our available-for-sale fixed income securities totaling $11.1 million and $10.2 million (net of federal income taxes and reserve), respectively.

See “Note 13 – Accumulated Other Comprehensive Income (Loss)” in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Financial Position

At December 31, 2019, we had total assets of $721.8 million compared to total assets at December 31, 2018 of $655.0 million, an increase of $66.8 million. The invested asset base increased $39.8 million primarily due to short-term investment increase of $29.8 million related to cash received from the completion of the IPO and increase in market value changes of $18.3 million, partially offset by net sales of invested assets. In addition, the commissions and agent balances receivable increased by $9.4 million, primarily resulting from the adoption of the Revenue Recognition accounting standard effective January 1, 2019 (see “Note 1–Summary of Significant Accounting Policies – Accounting Standards Adopted” in the Notes to the Consolidated Financial Statements included in this Form 10-K). Cash and cash equivalents increased $16.9 million primarily related to cash from the IPO, partially offset by operations and timing of claim payments and collection of reinsurance recoverables. In addition to the above items, Other assets increased $4.8 million primarily due to an increase in due premium and internally developed software, partially offset by costs incurred in prior years related to the IPO, previously classified in Other assets and now included in Additional paid-in capital. This increase was partially offset by a $3.7 million decrease in Reinsurance recoverables, as a result of a $4.8 million decrease in ceded policy and claim reserves, offset by an increase of $1.1 million related to timing of settlements of reinsurance recoverables. In addition, Deferred income taxes decreased $1.2 million due to changes related to investment market gains, partially offset by a deferred income tax benefit.

At December 31, 2019, we had total liabilities of $509.4 million compared to total liabilities of $482.8 million at December 31, 2018, an increase of $26.6 million. Future policy benefits and claims increased $15.4 million, primarily due to a $39.6 million increase in Core and Non-Core lines due to growth and maturity of the underlying blocks of business, offset by a decrease of $18.7 million in the Closed Block and a $5.5 million decrease in annuities and assumed life, primarily related to the recapture of the majority of an assumed life block of business. Reinsurance liabilities and payables increased $9.2 million, primarily due to timing of reinsurance settlements. Debt increased $7.2 million related to additional net borrowings under our commission financing agreement with Hannover Life. Policyholder dividend obligations related to the Closed Block increased $2.1 million, primarily related to changes in the market value of invested assets. Offsetting these increases were changes in Policyholder account balances, which decreased by $5.5 million, largely due to annuity payments and Other liabilities of $1.1 million, primarily related to changes in operating accruals.

At December 31, 2019, total equity increased to $212.4 million from $172.2 million at December 31, 2018. This increase in equity of $40.2 million consists of $39.8 million increase as a result of the IPO and a net gain in other comprehensive income for the period of $11.1 million, which was primarily due to unrealized net gains on our fixed maturity available-for-sale securities portfolio, net of taxes. Retained earnings decreased by net loss of $19.3 million for the year ended December 31, 2019, partially offset by an increase of $8.6 million related to the Revenue Recognition accounting standard adoption. (See “Note 1 – Summary of Significant Accounting Policies – Accounting Standards Adopted” in the Notes to the Consolidated Financial Statements included in this Form 10-K).

Liquidity and Capital Resources

Our principal sources of funds are from premium revenues, commission revenues, net investment income and proceeds from the sale and maturity of investments. The Company’s primary uses of funds are for payment of life policy benefits, contract-holder withdrawals on assumed annuity contracts, new business acquisition costs for our insurance operations (i.e., commissions, underwriting and issue costs), cost of sales for Agency operations (i.e., agent compensation, purchased lead and lead generation costs), general operating expenses and purchases of investments. Our investment portfolio is structured to provide funds periodically over time, through net investment income and maturities, to provide for the payment of policy benefits and contract-holder withdrawals.

Under our commission financing arrangement with Hannover Life, Fidelity Life is able to pay level annual commissions instead of first-year-only commissions to Efinancial for sales of RAPIDecision® Life policies, and Hannover Life advances to Efinancial amounts approximately equal to first-year-only commissions for sales of those policies. This arrangement reduces Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business while helping to provide liquidity for Efinancial through the receipt of larger first-year-only commissions. We are able to obtain advances up to $27.5 million under our arrangement with Hannover Life. As of December 31, 2019, we had net advances of $19.1 million under this arrangement.

We are a member of the Federal Home Loan Bank of Chicago (the “FHLBC”). As a member, we are able to borrow on a collateralized basis from the FHLBC. We own FHLBC common stock with a book value of $0.1 million, which allows us to borrow up to $2.3 million. Interest on borrowed funds is charged at variable rates established from time to time by the FHLBC based on the interest rate option selected at the time of the borrowing. There have been no borrowings under this facility.

Fidelity Life’s ability to pay dividends to Vericity Holdings, Inc. (VHI) is limited by the insurance laws of the State of Illinois. All shareholder dividends are subject to notice filings with the Illinois Director of Insurance. The maximum amount of dividends that can be paid by Illinois life insurance companies to shareholders without 30 days prior notice to the Illinois Director of Insurance is the greater of (i) statutory net income for the preceding year or (ii) 10% of statutory surplus as of the preceding year-end. Under Illinois insurance statutes, dividends may be paid only from surplus, excluding unrealized appreciation in value of investments, without prior approval. Dividends in excess of these amounts require advance approval of the Illinois Director of Insurance. There are no limitations on the amount of dividends that Efinancial can pay.

During the years ended 2019 and 2018, the Board of Directors of Fidelity Life approved the payment of $5.0 million and $7.0 million, respectively, in dividends to VHI. The dividends provided operating funds to VHI to support corporate operations and initiatives. Following the Conversion, Fidelity Life has agreed not to pay any common stock dividends without the approval of a majority of the company designees. In connection with the approval of the Conversion by the Illinois Director of Insurance, we agreed, for a period of twenty-four months following the completion of the offerings, to seek the prior approval of the Illinois Department of Insurance for any declaration of an ordinary dividend by Fidelity Life.

Fidelity Life is a party to various services and cost sharing agreements with VHI and Efinancial pursuant to which certain costs and expenses incurred by VHI and Efinancial on behalf of Fidelity Life are allocated to Fidelity Life and reimbursed to the entity incurring the expense.

We have experienced net negative cash flows in 2019 and in most prior periods due to continued growth in sales of our life insurance products and in our Agency operations and through continued net withdrawals on assumed annuity contract-holder deposits. Our annuity deposits are in run-off because we do not market annuity contracts to generate annuity deposits to offset the withdrawal activity on in-force contracts.

Cash uses in our Insurance Segment result in negative operating cash flows related to sales of new insurance policies because:

•	Policy acquisition costs (consisting of agent commissions, policy underwriting and issue costs) exceed the amount of first year premium received from the policyholder,
•

Depending on the product sold, a portion or all of the agent’s commission may be paid as a cash advance to the agent and most of the underwriting and policy issue costs are paid at the time the initial policy is issued, whereas the premiums may be paid throughout the policy year, and

•	Amounts due from reinsurers to reimburse claims paid are usually paid at some date after the claim has been paid.

The resulting negative first year cash flows from sales of new policies is partially offset by positive cash flows from insurance policy renewals. The continued sales growth in our Insurance operations has resulted in a net cash decrease from operations. Cash flows from reinsurance collections will vary from period to period based on claims activity.

Our Corporate Segment experienced negative cash flows as a result of the payment of allocated overhead expenses.

Cash flows from investing activities includes our fixed maturity securities and equity holdings that are classified as available-for-sale securities. Period to period, the cash flows associated with the changes in these portfolios will vary between cash sources and cash uses depending on portfolio trading due to investment market conditions and other factors.

Cash flows from financing activities primarily consists of the assumed annuity contract-holder deposits. The annuity liabilities are reducing each period due to cash withdrawals by contract-holders on this block of annuities that were primarily written in the late 1980s. Cash deposits to these annuity contracts are minimal compared to cash withdrawal activity. Also included in financing cash flows are net proceeds from our commission financing program.

Cash Flows

	For the Years Ended December 31,
(dollars in thousands)	2019	2018
Consolidated Summary of Cash Flows
Net cash (used) provided by operating activities	$(2,790)	$4,203
Net cash (used) provided by investing activities	(25,615)	2,540
Net cash provided (used) by financing activities	45,263	2,475
Net increase (decrease) in cash and cash equivalents	$16,858	$9,218

For the year ended December 31, 2019, we had a net increase in cash of $16.9 million compared to net increase of $9.2 million for the year ended December 31, 2018. Cash from operating activities decreased by $7.0 million mainly due to higher premium volume offset by higher general operating expenses. Cash from investing activity decreased primarily due to net purchases of short-term investments from IPO proceeds. Cash provided by financing activities increased due to net proceeds from the completion of the IPO.

Risk-Based Capital

Fidelity Life is subject to regulatory guidelines related to the ratio of its capital level compared to its RBC level as determined by formulas adopted by state insurance departments and applicable to all life insurance companies. A company’s “authorized control level RBC” is a measure of the amount of capital appropriate for an insurance company to support its overall business operations in light of its size, growth and risk profile. RBC standards are used by regulators to determine appropriate regulatory actions for insurers that show signs of weak or deteriorating conditions. Companies that do not maintain total adjusted RBC in excess of 200% of the company’s authorized control level RBC may be required to take specific actions at the direction of state insurance regulators. Fidelity Life’s total adjusted capital at December 31, 2019 and 2018 was well in excess of 200% of its authorized control level. See “Business—Regulation—Risk-Based Capital (RBC) Requirements.”

Due to the continued growth in Fidelity Life’s sales of new insurance policies and the dividends to VHI ($5.0 million in 2019 and $7.0 million in 2018 to provide working capital), Fidelity Life’s statutory surplus has been declining. The accounting principles applicable to regulatory reporting require that insurance companies expense all policy acquisition costs as incurred. Acquisition expenses attributable to Fidelity Life’s increasing new business growth have resulted in net losses being reported for regulatory reporting purposes. Regulatory accounting principles allow limited recognition of the future benefits of deferred tax assets. Accordingly, we recognize no income tax benefit that would offset our operating losses for regulatory reporting purposes.

Fidelity Life is also subject to the model regulation entitled “Valuation of Life Insurance Policies” commonly known as “Regulation XXX.” This regulation requires life insurance companies that issue insurance policies with level premium guarantees to carry reserves that can greatly exceed the amount that the insurance company believes is necessary to reflect its liability for future claims payments. Such reserves are sometimes referred to as “non-economic reserves.” Many insurance companies use reinsurance, financing, formation of captive reinsurers and other reserve financing transactions to reduce the regulatory capital needs under Regulation XXX. Generally, these solutions have only been available to carriers with much larger amounts of affected liabilities than Fidelity Life. To mitigate the future impact on regulatory capital from Regulation XXX and help stabilize our regulatory capital position in light of anticipated sales increases, we entered into a reserve financing agreement with Hannover Life effective July 1, 2013 that covered certain products with policies written on or before September 30, 2012. This agreement was first amended and restated as of July 1, 2016 and a subsequent amendment was filed with the Illinois Department of Insurance in November 2019 and approved by the Illinois Department of Insurance on December 23, 2019.  The structure of the agreement, which was first effective July 1, 2013, involves a combination coinsurance with funds withheld and yearly renewable term reinsurance covering most of the Company’s non-participating in-force life insurance business with issue dates on or before December 31, 2019. As of December 31, 2019, the reserve credit under this arrangement was approximately $166.3 million.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, revenues or expenses, results of operations, liquidity or capital expenditures.

Quantitative and Qualitative Information about Market Risk

We own a diversified portfolio of investments including cash, bonds, commercial mortgages, and common stock. Each of these investments is subject, in varying degree, to market risk that can affect their return and their fair value. Bonds are the majority of our investments and include debt issues of corporations, residential and commercial mortgage-backed securities or other asset-backed securities, U.S. Treasury securities, or obligations of U.S. Government Sponsored Enterprises and are classified as fixed maturity investments in our financial statements. Our investment portfolios are subject to market risks.

Market risk is the risk that we will incur losses due to adverse changes in market rates and prices on the fair value of the investment securities that we own. We have exposure to market risk through our investment activities, including interest rate risk, credit risk, equity risk and foreign currency risk. We have not and do not plan to enter into any derivative financial instruments for trading or speculative purposes.

Interest Rate Risk

Interest rate risk arises from the price sensitivity of investments to changes in interest rates. The changes in the fair value of our fixed maturity investments are inversely related to changes in market interest rates. As market interest rates fall the fixed income streams of fixed maturity investments held become more valuable and market values rise. As market interest rates rise, the opposite effect occurs. Interest rate risk can also arise if market rates fall, which can result in lower interest spreads on our assumed annuity deposits, which are our primary interest rate sensitive liability.

We review the interest rate sensitivity of our available-for-sale fixed maturity securities by calculating the impact on the market value of our holdings that would result from a hypothetical instantaneous shift in market interest rates across all maturities, which we consider to be reasonably possible. The impact of such a parallel shift upward in the yield curve of 200 basis points would reduce the market value of our fixed maturity security portfolio by $41.3 million (13.1%) and $39.2 million (12.4%) as of December 31, 2019 and December 31, 2018, respectively. The estimated market value changes assume all other factors are held constant and do not attempt to estimate any offsetting change in the value of our liabilities.

With regard to our assumed annuity deposits, we are subject to risk from contract-holder behavior resulting from changes in interest rates. The assumed annuity contracts have virtually no surrender charges remaining that could be assessed against withdrawals. When market interest rates exceed the amount that we are crediting on deposits, we are subject to higher contract-holder withdrawals or an increase in contract loans, both of which could force the Company to sell assets prematurely and could lead to the realization of capital losses on such sales. As of December 31, 2019, we were crediting interest at the minimum contract interest rate, which on a composite basis is approximately 3.9% annually. We manage our exposure to rising interest rates through our ability to increase the contract crediting rate. Our ability to increase our crediting rate is constrained by our portfolio yield at the time of the decision to increase rates. Increases in the contract crediting rates could reduce our income unless we are able to maintain a constant interest spread on our assets.

Credit Risk

Credit risk is the risk of loss due to an adverse change in the financial condition of a specific debt issuer or, in the case of a securitized investment, adverse change in the assets being securitized. We address credit risk by establishing minimum rating standards for investments that our portfolio managers can acquire and, in the case of a downgrade, continue to hold the investment. For our core fixed income portfolio, which comprises a significant majority of our invested assets, only investment grade securities (minimum credit rating for new investments is BBB- as established by Standard & Poor’s or a comparable nationally recognized statistical rating organization) can be purchased and such portfolio managers must maintain an overall credit rating for the portfolio of at least A-. Through our portfolio managers, we monitor the financial condition of all the issues of securities that we own. As an additional step to reduce our exposure to credit risk, we have established diversification guidelines limiting the total amount of holding by issuer and by investment sector.

Equity Market Risk

Equity market risk is the risk that we will incur economic losses due to adverse changes in equity prices. Adverse changes in equity prices can arise from both the movements of broad markets based on investor behavior or other general economic factors and also from adverse changes in an individual company’s stock price. We manage our equity market risk primarily by limiting our exposure to individual issuers and by maintaining liquid holdings such that we are able to find a ready market should we want to lower our exposure to equity markets. Our individual stock holdings are managed by a specialty manager with portfolio guidelines that include limits on industry exposures and the size of investments in individual issuers. At December 31, 2019 and December 31, 2018, we had $5.2 million and $4.8 million of exposure to equity market risk in our Insurance Segment through holdings of individual equity securities, respectively.

Recent Accounting Pronouncements

All applicable adopted accounting pronouncements have been reflected in our consolidated financial statements as of and for the years ended December 31, 2019 and December 31, 2018.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore is not required to provide the information required by Item 305 of Regulation S-K.

Index to Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Vericity, Inc.

To the Board of Directors of Vericity, Inc.

To the Board of Directors of Vericity, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vericity, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the two years in the period ended December 31, 2019, and the related notes and the supplemental schedules of (I) summary of investments other than investments in related parties as of December 31, 2019, (II) condensed financial information of registrant (parent company) as of and for the year ended December 31, 2019, (III) supplementary insurance information as of and for the years ended December 31, 2019 and 2018, (IV) reinsurance as of and for the years ended December 31, 2019 and 2018, and (V) valuation and qualifying accounts for the years ended December 31, 2019 and 2018 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

March 30, 2020

We have served as the Company’s auditor since 2005.

Vericity, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	December 31, 2019	December 31, 2018
Assets
Investments:
Fixed maturities – available-for-sale – at fair value (amortized cost; $294,402 and $304,303)	$314,921	$306,586
Equity securities – trading – at fair value (cost; $6,350 and $6,328)	5,231	4,823
Short-term investments – at fair value (amortized cost; $29,742 and $0)	29,757	—
Mortgage loans (net of valuation allowances of $53 and $236)	51,835	50,830
Limited partnership interests	—	118
Policyholder loans	6,040	5,623
Other invested assets	104	99
Total investments	407,888	368,079
Cash and cash equivalents	37,842	20,984
Accrued investment income	2,780	2,985
Reinsurance recoverables	132,870	136,601
Deferred policy acquisition costs	85,776	84,567
Commissions and agent balances (net of allowances of $545 and $562)	11,270	1,864
Intangible assets	1,635	1,716
Deferred income tax assets, net	9,440	10,663
Other assets	32,281	27,511
Total assets	721,782	654,970
Liabilities and Shareholders' Equity
Liabilities
Future policy benefits and claims	335,766	320,397
Policyholder account balances	87,517	93,051
Other policyholder liabilities	25,063	25,738
Policyholder dividend obligations	11,453	9,383
Reinsurance liabilities and payables	15,382	6,167
Long-term debt	16,601	10,294
Short-term debt	3,999	3,072
Other liabilities	13,584	14,678
Total liabilities	509,365	482,780
Commitments and Contingencies (Note 10)	—	—
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	—
Additional paid-in capital	39,840	—
Retained earnings	163,805	174,558
Accumulated other comprehensive income (loss)	8,757	(2,368)
Total shareholders' equity	212,417	172,190
Total liabilities and shareholders' equity	$721,782	$654,970

See notes to consolidated financial statements.

Vericity, Inc.

Consolidated Statements of Operations

(dollars in thousands, except earnings per share)

	Year Ended December 31,
	2019	2018
Revenues
Net insurance premiums	$94,370	$88,573
Net investment income	16,076	15,101
Net realized investment gains (losses)	691	(967)
Other than temporary impairment	(41)	—
Earned commissions	17,688	13,404
Insurance lead sales	6,229	7,633
Other income	287	236
Total revenues	135,300	123,980
Benefits and expenses
Life, annuity, and health claim benefits	61,851	56,556
Interest credited to policyholder account balances	3,199	3,598
Operating costs and expenses	76,953	68,353
Amortization of deferred policy acquisition costs	13,410	11,506
Other expenses	83	164
Total benefits and expenses	155,496	140,177
(Loss) income from operations before income tax	(20,196)	(16,197)
Income tax (benefit) expense	(872)	(2,350)
Net (loss) income	$(19,324)	$(13,847)

Pro forma earnings per share for the periods
	Year Ended December 31,
	2019	2018
Weighted average shares outstanding, basic and diluted	14,875,000	14,875,000
Basic earnings per share	$(1.30)	$(0.93)
Diluted earnings per share	$(1.30)	$(0.93)

The pro forma earnings per common share—basic and diluted—presented on the above Consolidated Statements of Operations is intended to depict the impact of the Conversion because neither Vericity, Inc., nor the Predecessor, had, prior to the Conversion, any outstanding common shares. The above table presents the pro forma net loss and weighted average common shares outstanding used in the computation of earnings per common share and earnings per common share – assuming dilution.

See notes to consolidated financial statements.

Vericity, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Year Ended December 31,
	2019	2018

Net (loss) income	$(19,324)	$(13,847)
Comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments	11,125	(10,166)
Total comprehensive income (loss)	11,125	(10,166)
Total comprehensive income (loss)	$(8,199)	$(24,013)

See notes to consolidated financial statements.

Vericity, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands)

	Year Ended December 31,
	2019	2018
Common stock
Balance – beginning of period	$—	$—
Common stock issued	15	—
Balance – end of period	$15	$—

Additional paid-in capital
Balance – beginning of period	$—	$—
Proceeds net of offering costs	132,809	—
Return of capital	(92,969)	—
Balance – end of period	$39,840	$—

Retained earnings
Balance – beginning of period	$174,558	$188,405
Cumulative effect adjustment from changes in accounting guidance, net of tax	8,571	—
Balance after adjustments – beginning of period	183,129	188,405
Net (loss) income	(19,324)	(13,847)
Balance – end of period	$163,805	$174,558

Accumulated other comprehensive income (loss)
Balance – beginning of period	$(2,368)	$7,798
Other comprehensive income (loss) attributable to the Company	11,125	(10,166)
Balance – end of period	$8,757	$(2,368)
Total shareholders' equity	$212,417	$172,190

See notes to consolidated financial statements.

Vericity, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2019	2018
Cash flows from operating activities
Net (loss) income	$(19,324)	$(13,847)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation and amortization and other non-cash items	1,439	1,445
Interest credited to policyholder account balances	3,199	3,598
Deferred income tax	(1,732)	(3,033)
Net realized investment (losses) gains	(691)	967
Other than temporary impairment	41	—
Interest expense	998	514
Change in:
Trading securities	(394)	(367)
Accrued investment income	205	338
Reinsurance recoverables	3,731	7,314
Deferred policy acquisition costs	(1,209)	(2,248)
Commissions and agent balances	(836)	169
Other assets	(8,924)	(129)
Insurance liabilities	12,599	9,028
Other liabilities	8,108	454
Net cash (used) provided by operating activities	(2,790)	4,203
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	92,176	75,663
Short-term investments	41,722	—
Equity securities	—	10
Mortgage loans	3,717	4,383
Limited partnership interests	147	840
Purchases of:
Fixed maturity securities	(82,253)	(61,151)
Short-term investments	(71,001)	—
Mortgage loans	(4,508)	(12,328)
Limited partnership interests	(38)	—
Change in policyholder loans, net	(417)	312
Other investments, net	(5,160)	(5,189)
Net cash (used) provided by investing activities	(25,615)	2,540
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting commission and offering costs	140,563	—
Return of capital	(92,969)	—
Debt issued	13,330	17,013
Debt repaid	(7,093)	(5,261)
Deposits to policyholder account balances	794	612
Withdrawals from policyholder account balances	(9,362)	(9,889)
Net cash provided (used) by financing activities	45,263	2,475
Net increase (decrease) in cash and cash equivalents	16,858	9,218
Cash, cash equivalents and restricted cash – beginning of period	20,984	11,766
Cash, cash equivalents and restricted cash – end of period	$37,842	$20,984
Supplemental cash flow information
Non-cash transactions
Cumulative effect adjustment from changes in accounting guidance, net of tax	$8,571	$—
Registration costs included in other assets at December 31, 2018	$7,739	$—

See notes to consolidated financial statements.

Vericity, Inc.

Notes to the Consolidated Financial Statements

(dollars in thousands)

Note 1—Summary of Significant Accounting Policies

Description of Business

Vericity, Inc. is a Delaware corporation organized to be the stock holding company for Members Mutual Holding Company (Members Mutual) and its subsidiaries. On August 7, 2019, Vericity, Inc. completed the initial public offering of 14,875,000 shares of its common stock at a price of $10.00 per share (the IPO). The IPO was conducted in connection with the conversion of Members Mutual from mutual to stock form and the acquisition by Vericity, Inc. of all of the capital stock of Members Mutual following its conversion to stock form after its plan of conversion and amended and restated articles of incorporation were approved at a special meeting of eligible members on August 6, 2019 (the Conversion). As a result of the Conversion, Vericity, Inc. became the holding company for converted Members Mutual and its indirect subsidiaries, including Fidelity Life Association (Fidelity Life) and Efinancial, LLC (Efinancial).

Vericity, Inc. operates as a holding company and currently has no other business operations. Fidelity Life is an Illinois domiciled life insurance company that was founded in 1896.  Fidelity Life markets life insurance products through independent and affiliated distributors and is licensed in the District of Columbia and all states, except New York and Wyoming. Efinancial markets life and other products for non-affiliated insurance companies and sells life products for Fidelity Life.

The accompanying consolidated financial statements present the accounts of Vericity, Inc. and subsidiaries at December 31, 2019 and December 31, 2018, and for the years ended December 31, 2019 and 2018.

Basis of Presentation

These consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). All intercompany accounts and transactions have been eliminated in consolidation.

Reclassifications

           In 2019, we began reporting our holdings of FHLBC, which we are required to hold as a member of the FHLBC system, as other investments rather than equity securities as the stock is restricted in nature. The 2018 consolidated financial statements have been reclassified to conform to the current financial statement presentation.

Use of Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Unconsolidated Variable Interest Entities

In the normal course of investing activities, the Company enters into relationships with variable interest entities (VIEs), as an investor in limited partnership interests and asset-backed securities. The Company is not the primary beneficiary of these VIEs, and therefore does not consolidate them. The Company determines whether it is the primary beneficiary of a VIE based on a qualitative assessment of the relative power and benefits of the Company and the other participants in the VIE. The Company’s maximum exposure to loss with respect to these investments is limited to the investment carrying values included in the Company’s Consolidated Balance Sheets and any unfunded commitments.

Fixed Maturities and Equity Securities

Fixed maturities and equity securities classified as available-for-sale are reported at fair value. Changes in fair value are reported as unrealized gains or losses as discussed below. Fixed maturity securities include bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities.

Equity securities that are classified as trading securities include master limited partnerships. Securities that are classified as trading are reported at fair value with changes in fair value reported as net realized investment gains (losses) in the Consolidated Statements of Operations.

Fair value is based on quoted market prices, when available. When quoted market prices are not available, fair value is estimated by discounting fixed maturity securities cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments, and by independent pricing sources. See Note 12 for further discussion on inputs and assumptions used to estimate fair value.

Unrealized gains and losses on available-for-sale securities are reported as a component of accumulated other comprehensive income (AOCI), net of applicable deferred income taxes.

The amortized cost of fixed maturity securities is determined based on cost, adjustments for previously recorded other-than-temporary impairment (OTTI) losses, and the cumulative effect of amortization of premiums and accretion of discounts using the effective interest method. Such amortization and accretion are included in net investment income on the Consolidated Statements of Operations. For mortgage-backed and asset-backed securities, the Company considers estimates of future prepayments in the calculation of the effective yield used to apply the interest method. If a difference arises between the anticipated prepayments and the actual prepayments, the Company recalculates the effective yield based on actual prepayments and the currently anticipated future prepayments. The amortized costs of such securities are adjusted to the amount that would have resulted had the recalculated effective yields been applied since the acquisition of the securities with a corresponding charge or credit to net investment income. Interest income on lower rated asset-backed securities is determined using the prospective yield method. Prepayment estimates are based on the structural elements of specific securities, interest rates, and generally recognized prepayment speed indices.

For OTTI losses on fixed maturity securities, credit losses are recognized in earnings and losses resulting from factors other than credit of the issuer are recognized in other comprehensive income. See “Note 2–Investments” for further information on factors reviewed to assess OTTIs.

Mortgage Loans

Mortgage loans are held on commercial real estate and are stated at the aggregate unpaid principal balances, net of any write-downs and valuation allowances. The Company identifies loans for evaluation of impairment primarily based on the collection experience of each loan. Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect principal or interest amounts according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral. Impairments are included in net realized investment gains (losses) in the Consolidated Statements of Operations.

Interest income from mortgage loans is recognized on an accrual basis using the effective yield method. Accrual of income is generally suspended for mortgage loans that are in default or when full and timely collection of principal and interest payments is not probable.

Short-Term Investments

Short-term investments include highly liquid securities and other investments with remaining maturities of one year or less, but greater than three months from the date of purchase. Securities included within short-term investments are classified as available-for-sale and are reported at fair value. Changes in fair value are reported as unrealized gains or losses and are a component of AOCI, net of applicable deferred income taxes. Fair value is based on quoted market prices, when available. When quoted market prices are not available, fair value is estimated by discounting fixed maturity securities cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments, and by independent pricing sources. See “Note 11–Assets and Liabilities Measured at Fair Value” for further discussion on inputs and assumptions used to estimate fair value.

Limited Partnership Interests

Limited partnership interests consist of investments in hedge funds that are of a passive nature in that the Company does not take an active role in the management of these assets. The Company’s carrying value of investments in limited partnership interests is the Company’s proportionate share of the net asset value of each partnership, as determined by the general partner. Certain partnerships for which results are not available on a timely basis are reported on a lag, generally one month. Changes in net asset values are accounted for under the equity method and recorded as net realized investment gains (losses) in the Consolidated Statements of Operations.

Policyholder Loans

Policyholder loans are carried at the aggregate of the unpaid balance. Interest income on such loans is recorded as earned in net investment income using the contractually agreed-upon interest rate.

Cash and Cash Equivalents

Cash and cash equivalents include cash on hand, amounts due from banks and highly liquid investments that are both readily convertible into known amounts of cash and have maturities of three months or less at the time of acquisition such that they present insignificant risk of changes in value due to changing interest rates and lack of credit exposure. The carrying value of these securities approximates their fair value.

Reinsurance

The Company enters into reinsurance agreements to diversify risk and limit its overall financial exposure. Although these reinsurance agreements contractually obligate the reinsurers to reimburse the Company, they do not discharge the Company from its primary liability and obligation to policyholders. Risk transfer criteria are reviewed for each reinsurance contract to determine if the contract will be accounted for as reinsurance or under the deposit method of accounting.

The Company estimates the amount of uncollectible reinsurance recoverables based on periodic evaluations of balances due from reinsurers, reinsurer solvency, and management’s experience. Changes in the estimated amounts for uncollectible reinsurance recoverables are presented as a component of life, annuity, and health claim benefits in the Consolidated Statements of Operations. Amounts owed by reinsurers are considered past due based on the terms of the reinsurance contract. Reinsurance recoverables and any related allowance are written off after collection efforts have been exhausted or a negotiated settlement is reached with the reinsurer.

Deferred Policy Acquisition Costs (DAC)

Incremental direct costs of acquiring new business, principally commissions on sales, underwriting, policy issuance and processing, and medical inspection costs, are deferred for successfully placed contracts. DAC for the life insurance business is amortized over the life of the business; for traditional life products, the DAC is amortized as a level percentage of gross premiums; for universal life (UL) products, the DAC is amortized as a level percentage based on estimated gross profits (EGPs). DAC for the assumed block of deferred annuities is amortized over 20 years. For UL and the deferred annuities, amortization amounts are adjusted when revisions are made to the estimates of current or future EGPs. DAC balances are evaluated periodically to assess whether there are sufficient gross margins or gross profits to recover the remaining unamortized balances.

Intangible Assets

Intangible assets with definite lives are amortized over their expected useful lives using a method that best reflects the pattern in which the economic benefits of the intangible assets will be consumed or on a straight line basis ranging from four to ten years. Software intangible assets are amortized over four years using an accelerated amortization method. Intangible assets with indefinite useful lives are not amortized.

Interim impairment testing may be performed when events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, which requires the use of estimates and judgment, and, if impaired, are written down to fair value based on discounted cash flows. For years ended December 31, 2019 and December 31, 2018, we have not recorded an impairment of intangible assets.

Future Policy Benefits, Policyholder Account Balances, and Other Policyholder Liabilities

Future policy benefits represent the reserve for traditional life insurance policies and annuities in payout status. Reserves for traditional life insurance policies are computed using the net level premium method on the basis of actuarial assumptions at the issue date of the contracts, including mortality, policy lapse assumptions, and rates of interest. The reserves for annuities in payout status (structured settlements) represent the present value of assumed future payments based on contract terms for the future payouts and can include assumptions for mortality. To the extent that unrealized gains on available-for-sale fixed income securities would result in a premium deficiency had those gains actually been realized, an increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as an increase (decrease) of unrealized capital gains included in AOCI. For years ended December 31, 2019 and 2018, this adjustment, net of tax, was $1,960 and $1,297, respectively.

Policyholder account balances include the liability for assumed deferred annuity and universal life contracts and the liabilities for policyholder dividends and death benefits on life insurance contracts that have been left on deposit with the Company. These liabilities represent the account value of the policyholder as there are no other benefits due. This liability is equal to the balance that accrues to the benefit of the policyholder, which includes the accumulation of deposits, plus interest credited, less withdrawals.

Other policyholder liabilities include the amounts estimated for claims that have been reported but not settled and estimates for claims incurred but not reported.

Long and Short-Term Debt

Debt represents upfront commission payments received on certain term life products that are to be repaid as level commissions over the life of the underlying policies issued. The debt liability is accounted for under the interest method, which requires the imputation of interest resulting in the recognition of a discount as the difference between the cash payments received and the level commissions expected to be repaid based on current policy lapse assumptions. Under the interest method, the discount is amortized as interest expense over the period that level commissions are repaid resulting in a constant rate of interest when applied to the amount outstanding at the beginning of any given period. The amount to be repaid as level commissions are dependent on the level of expected policy lapses assumed for the underlying commissions financed; therefore, the debt liability may be adjusted in periods where revisions to policy lapse assumptions are made, which may result in the recognition of a gain or loss.

Income Taxes

The current receivable for federal income tax is recognized based on the estimated amounts to be reflected on the filed tax returns. Federal income tax expense or benefit is recognized based on amounts reported in the consolidated financial statements and using the applicable current federal income tax rate. Income taxes are allocated to operations and other comprehensive (loss) income based on the source of the taxable event. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effects of changes in tax rates or laws are recognized in the period that includes the enactment date. If necessary, a valuation allowance is established to reduce the carrying amount of deferred tax assets to amounts that are more likely than not to be realized. See “Note 4 – Income Taxes” for further detail.

Revenue Recognition

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

Our Chief Operating Decision Maker makes decisions by analyzing our segment information, which is included in Note 14. For internal decision-making purposes and external reporting purposes, we do not disaggregate revenue beyond our segment information and believe that any further disaggregation is immaterial.

Insurance lead sales include the sale of potential life insurance customer leads to outside parties including agencies and unaffiliated insurers. Sales of leads are recorded at the time the lead data is transferred to the customer and recorded as a receivable, net of allowance for returns.

Net Investment Income and Net Realized Investment Gains (Losses)

Net investment income consists primarily of interest and dividends. Interest is recognized on an accrual basis and reflects amortization of premiums and accretion of discounts on an effective yield basis, based on expected cash flows. Dividends are recorded on the ex-dividend date. Net realized investment gains (losses), resulting from sales or calls of investments and representing the difference between the net proceeds and the carrying value of investments sold, are determined on a specific identification basis. Net realized investment gains (losses) are also recognized when declines in the fair value of invested assets are considered to be other-than-temporary. Changes in value reported for investments accounted for using the equity method of accounting are classified within net realized investment gains (losses).

Policyholder Dividend Obligations

Dividends payable to policyholders are determined annually based on the experience of the Closed Block policies and are payable only upon declaration by the Board of Directors of Fidelity Life. At December 31, 2019 and 2018, a provision has been made for dividends expected to be paid in the following calendar year of $1,194 and $1,233, respectively. The provision is recorded in other policyholder liabilities in the consolidated balance sheets.

The Company also establishes a policyholder dividend obligation when cumulative actual earnings of the Closed Block are in excess of the cumulative expected earnings that were determined at the inception of the Closed Block. See “Note 8 – Closed Block” for further discussion.

Accounting Standards Adopted

The core principle of the updated ASU 606 guidance is that an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  The standard also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments, changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. The standard excludes from its scope the accounting for insurance contracts, financial instruments, and certain other agreements that are governed under other GAAP guidance.  The Company adopted the new revenue guidance effective January 1, 2019 using the modified retrospective approach.

The cumulative effect changes to the Consolidated Balance Sheet for the adoption of the updated guidance were as follows:

	Balance at December 31,	Adoption Adjustment	Balance at January 1,
Assets	2018	Topic 606	2019
Commissions and agent balances	$1,864	$8,571	$10,435
Deferred income tax assets, net	$10,663	$-	$10,663
Shareholders' Equity
Retained earnings	$174,558	$8,571	$183,129

The impact of adoption on the Consolidated Statements of Operations for the year ended December 31, 2019 and Consolidated Balance Sheets as of December 31, 2019 were as follows:

	Year Ended December 31, 2019
Revenues	Before Adoption Adjustment	Adoption Adjustment Effect	After Adoption Adjustment
Earned commissions	$17,552	$136	$17,688
Total revenues	$135,164	$136	$135,300

(Loss) income from operations before income tax	$(20,332)	$136	$(20,196)
Income tax (benefit) expense	(872)	—	(872)
Net (loss) income	$(19,460)	$136	$(19,324)

	As of December 31, 2019
Assets	Before Adoption Adjustment	Adoption Adjustment Effect	After Adoption Adjustment
Commissions and agent balances	$2,563	$8,707	$11,270
Deferred income tax assets, net	$9,440	$-	$9,440
Shareholders' Equity
Retained earnings	$155,098	$8,707	$163,805

In January 2016, the FASB issued ASU No. 2016-01, Financial Instruments–Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The updated guidance requires changes to the current financial instruments reporting model. The effects of the new guidance are around the accounting for equity investments. All equity investments in unconsolidated entities (other than those accounted for using the equity method of accounting) are measured at fair value through earnings. There is no longer an available-for-sale classification for changes in fair value reported in other comprehensive income (loss) for equity securities with readily determinable fair values. Under the new guidance, changes in the fair value of equity securities are reported as net realized investment gains (losses) in the Company's Consolidated Statements of Operations. The impact to the Company was not material.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement—Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. GAAP requires the remeasurement of deferred tax assets and liabilities due to a change in the tax rate to be included in net income (loss), even if the related income tax effects were originally recognized in AOCI. The ASU allows a reclassification from AOCI to Retained earnings for stranded tax effects resulting from the new U.S. Federal corporate income tax rate enacted on December 22, 2017. The guidance is effective for interim and annual periods beginning on or after January 1, 2019. The Company’s policy to reclassify the stranded tax effects from AOCI at the time all such securities have been sold or matured will not have a material impact on the Company’s consolidated financial statements.

Accounting Standards Pending Adoption

Pursuant to the Jumpstart Our Business Startups Act (“JOBS Act”), an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by the FASB or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. The Company has elected to use the extended transition period for complying with any new or revised financial accounting standards. Accordingly, the information contained herein may be different than the information you receive from other public companies. We also intend to continue to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. The guidance is effective for interim and annual periods beginning on or after January 1, 2021. The new guidance requires a lessee to recognize “right-of-use”

assets and liabilities for leases with lease terms of more than 12 months including those historically accounted for as operating leases. The effect of the new guidance will be an increase for the present value of remaining lease payments for leases in place at the adoption date in assets and liabilities. This is not expected to have a material impact to the Company’s results of operations or financial position, based on the magnitude of our current two operating leases.

In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments, ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The guidance is effective for interim and annual periods beginning on or after January 1, 2023. For substantially all financial assets, the ASU should be applied on a modified retrospective basis through a cumulative effect adjustment to Retained earnings. For previously impaired debt securities and certain debt securities acquired with evidence of credit quality deterioration since origination, the new guidance should be applied prospectively. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance requires that OTTI on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through net realized investment gains (losses). The guidance also requires enhanced disclosures. The Company has assessed the asset classes impacted by the new guidance and is currently assessing the accounting and reporting system changes that will be required to comply with the new guidance. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-12, Targeted Improvements to the Accounting for Long-Duration Insurance Contracts (Topic 944). The guidance is effective for interim and annual periods beginning on or after January 1, 2024. The FASB issue amends the accounting model under GAAP for certain long-duration insurance contracts and requires insurers to provide additional disclosures in annual and interim reporting periods. The amendments are aimed at improving the following four key areas of financial reporting, measurement of the liability for future policy benefits related to nonparticipating traditional and limited-payment contracts, measurement and presentation of market risk benefits, amortization of deferred acquisition costs (DAC), and presentation and disclosures. The Company expects the impact to be material and is in the process of quantifying the impact of this standard.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement. The guidance is effective for interim and annual periods beginning on or after January 1, 2020. The FASB issued these amendments as part of its disclosure framework project, which has an objective and primary focus to improve the effectiveness of disclosures in the notes to financial statements. The guidance modifies fair value disclosures for both public and private companies, removing some disclosure requirements and modifying others. In addition, public companies are subject to some new disclosure requirements. The Company is in the process of evaluating the impact of this standard.

In August 2018, the FASB issued new guidance on implementation costs in a cloud computing arrangement that is a service contract, ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software: Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Subtopic 350-40). The guidance is effective for interim and annual periods beginning on or after January 1, 2021. The new guidance can be applied either prospectively to eligible costs incurred on or after the guidance is first applied, or retrospectively to all periods presented. The new guidance requires a customer in a cloud computing arrangement that is a service contract to follow the internal-use software guidance to determine which implementation costs to capitalize as assets. The Company is in the process of evaluating the impact of this standard.

Note 2—Investments

The Company continuously monitors its investment strategies and individual holdings with consideration of current and projected market conditions, the composition of the Company’s liabilities, projected liquidity and capital investment needs, and compliance with investment policies and state regulatory guidelines.

Available-for-Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses, fair value, and OTTI loss included in AOCI of fixed maturities are as follows:

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	OTTI Losses
Fixed maturities
U.S. government and agencies	$14,195	$1,907	$—	$16,102	$—
U.S. agency mortgage-backed	38,542	1,044	(52)	39,534	—
State and political subdivisions	23,246	1,561	(64)	24,743	—
Corporate and miscellaneous	132,108	15,311	(280)	147,139	—
Foreign government	131	40	—	171	—
Residential mortgage-backed	8,820	421	(26)	9,215	(306)
Commercial mortgage-backed	18,685	681	(31)	19,335	—
Asset-backed	58,675	306	(299)	58,682	—
Total fixed maturities	$294,402	$21,271	$(752)	$314,921	$(306)

	December 31, 2018
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	OTTI Losses
Fixed maturities
U.S. government and agencies	$11,459	$1,181	$(129)	$12,511	$—
U.S. agency mortgage-backed	32,811	332	(562)	32,581	—
State and political subdivisions	23,334	694	(117)	23,911	—
Corporate and miscellaneous	155,372	5,972	(4,428)	156,916	—
Foreign government	131	11	—	142	—
Residential mortgage-backed	9,786	374	(75)	10,085	(269)
Commercial mortgage-backed	16,409	56	(313)	16,152	—
Asset-backed	55,001	117	(830)	54,288	—
Total fixed maturities	$304,303	$8,737	$(6,454)	$306,586	$(269)

Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Maturities of mortgage-backed and asset-backed securities may be substantially shorter than their contractual maturity because they may require monthly principal installments and such loans may prepay principal. The amortized cost and fair value of fixed maturities by contractual maturity, are presented in the following table:

	December 31, 2019
	Amortized Cost	Fair Value
Due in one year or less	$10,746	$10,839
Due after one year through five years	37,668	39,506
Due after five years through ten years	23,760	25,695
Due after ten years	97,506	112,115
Securities not due at a single maturity date—primarily mortgage and asset-backed securities	124,722	126,766
Total fixed maturities	$294,402	$314,921

Fixed maturities with a carrying value of $3,398 and $4,678 were on deposit with governmental authorities, as required by law at December 31, 2019 and 2018, respectively.

The Company’s fixed maturities portfolio was primarily composed of investment grade securities, defined as a security having a rating of Aaa, Aa, A, or Baa from Moody’s, AAA, AA, A, or BBB from S&P or NAIC rating of NAIC 1 or NAIC 2. Investment grade securities comprised 98.1% and 94.0% of the Company’s total fixed maturities portfolio at December 31, 2019 and 2018, respectively.

Short-Term Investments

The Company owns $29,757 of U.S. Treasury Bills which mature in the first quarter 2020. These bills were purchased after completion of the IPO and the amortized cost of these securities at December 31, 2019 was $29,742.

Mortgage Loans

The Company makes investments in commercial mortgage loans. The Company, along with other investors, owns a pro rata share of each loan. The Company participates in 32 such investment instruments with ownership shares ranging from 3.1% to 30.0% of the trust at December 31, 2019. The Company owns a share of 287 mortgage loans with a loan average balance of $181 and a maximum exposure related to any single loan of $555. Mortgage loan holdings are diversified by geography and property type as follows:

	December 31, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$16,892	32.6%	$16,081	31.5%
Office	12,160	23.4%	12,446	24.4%
Industrial	8,517	16.4%	7,742	15.2%
Mixed use	6,240	12.0%	6,526	12.8%
Apartments	3,713	7.2%	4,118	8.1%
Medical office	3,163	6.1%	2,905	5.7%
Other	1,203	2.3%	1,248	2.3%
Gross carrying value of mortgage loans	51,888	100.0%	51,066	100.0%
Valuation allowance	(53)		(236)
Net carrying value of mortgage loans	$51,835		$50,830

	December 31, 2019		December 31, 2018
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
U.S. Region:
West South Central	$12,498	24.1%	$12,223	23.9%
East North Central	12,080	23.3%	11,262	22.1%
South Atlantic	11,637	22.4%	12,105	23.7%
West North Central	4,241	8.2%	4,067	8.0%
Mountain	4,153	8.0%	4,357	8.5%
Middle Atlantic	2,831	5.5%	2,714	5.3%
East South Central	3,133	6.0%	2,903	5.7%
New England	110	0.2%	144	0.3%
Pacific	1,205	2.3%	1,291	2.5%
Gross carrying value of mortgage loans	51,888	100.0%	51,066	100.0%
Valuation allowance	(53)		(236)
Net carrying value of mortgage loans	$51,835		$50,830

During the years ended December 31, 2019 and 2018, $4,508 and $12,328 of new mortgage loans were purchased, respectively, which did not include second lien mortgage loans. There were no taxes, assessments, or any amounts advanced that were not included in the mortgage loan balances at December 31, 2019 and 2018. At December 31, 2019 and 2018, the Company had 5 and 6 mortgage loans with a total carrying value of $528 and $617 that were in a restructured status, respectively. There were no impairments for mortgage loans in 2019 and 2018.

The changes in the valuation allowance for commercial mortgage loans were as follows:

	Year Ended December 31, 2019	Year Ended December 31, 2018
Beginning balance	$236	$268
Net decrease in valuation allowance	(183)	(32)
Ending balance	$53	$236

At December 31, 2019 and 2018, the Company had no mortgage loans that were on nonaccrual status.

At December 31, 2019 and 2018, the Company had a commitment to make investments in mortgage loans in the amount of $359 and $4,397, respectively.

Limited Partnership Interests

In 2019, the Company sold all outstanding positions in limited partnership interests, which were $118 at December 31, 2018. The Company has no outstanding funding commitments as of December 31, 2019.

Net Investment Income

The sources of net investment income are as follows:

	Year Ended December 31,
	2019	2018
Interest from:
Fixed maturities	$12,977	$13,567
Policyholder loans	373	335
Mortgage loans	2,714	2,224
Short-term investments	441	—
Cash and cash equivalents	646	125
Dividends on equity securities	409	397
Gross investment income	17,560	16,648
Investment expense	(1,484)	(1,547)
Net investment income	$16,076	$15,101

Investment expenses include investment management fees, some of which include incentives based on market performance, custodial fees and internal costs for investment-related activities.

Net Realized Investment Gains (Losses)

The sources of realized investment (losses) gains are as follows:

	Year Ended December 31,
	2019	2018
Investment (losses) gains from:
Fixed maturities	$487	$134
Equity securities	14	(1,140)
Mortgage loans	214	32
Limited partnership interests	(4)	59
Cash and cash equivalents	21	—
Investment expenses	(41)	(52)
Total net realized investment (losses) gains	$691	$(967)

Other-Than-Temporary Impairment

The Company regularly reviews its investments portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. A fixed maturity security is other-than-temporarily impaired if the fair value of the security is less than its amortized cost basis and the Company either intends to sell the fixed maturity security or it is more likely than not the Company will be required to sell the fixed maturity security before recovery of its amortized cost basis. For all other securities in an unrealized loss position in which the Company does not expect to recover the entire amortized cost basis, the security is deemed to be other-than-temporarily impaired for credit reasons.

Significant judgment is required in the determination of whether an OTTI loss has occurred for a security. The Company has developed a consistent methodology and has identified significant inputs for determining whether an OTTI loss has occurred. Some of the factors considered in evaluating whether a decline in fair value is other-than-temporary are the financial condition and prospects of the issuer, payment status, the probability of collecting scheduled principal and interest payments when due, credit ratings of the securities, and the duration and severity of the decline.

The credit loss component of a fixed maturity security impairment is calculated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of cash flows discounted at the effective rate implicit to the security at the date of purchase or prior impairment. The methodology and assumptions for estimating the cash flows vary depending on the type of security. For mortgage-backed and asset-backed securities, cash flow estimates, including prepayment assumptions, are based on data from widely accepted third-party sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral characteristics, expectations of delinquency and default rates, and structural support, including subordination and guarantees. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss exists and the security is considered to be temporarily impaired. If the present value of the expected cash flows is less than amortized cost, the security is determined to be other-than-temporarily impaired for credit reasons and is recognized as an OTTI loss in earnings. The non-credit component, determined as the difference between the adjusted amortized cost basis and fair value, is recognized as OTTI in other comprehensive (loss) income.

A rollforward of the cumulative credit losses on fixed maturity securities is as follows:

	Year Ended December 31,
	2019	2018
Beginning balance of credit losses on fixed maturities	$828	$828
Additional credit losses for which an OTTI was not previously recognized	41	—
Ending balance of credit losses on fixed maturities	$869	$828

Unrealized Losses for Fixed Maturities

The Company’s fair value and gross unrealized losses for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position are as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2019	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. government and agencies	$—	$—	$—	$—	$—	$—
U.S. agency mortgage-backed	2,719	(28)	2,157	(24)	4,876	(52)
State and political subdivisions	3,061	(64)	—	—	3,061	(64)
Corporate and miscellaneous	6,799	(151)	1,613	(129)	8,412	(280)
Residential mortgage-backed	2,811	(16)	161	(10)	2,972	(26)
Commercial mortgage-backed	3,125	(31)	—	—	3,125	(31)
Asset-backed	27,893	(196)	1,997	(104)	29,890	(300)
Total fixed maturities	$46,408	$(486)	$5,928	$(267)	$52,336	$(753)

	Less than 12 months		12 months or longer		Total
December 31, 2018	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. government and agencies	$1,991	$(82)	$1,469	$(47)	$3,460	$(129)
U.S. agency mortgage-backed	11,420	(171)	12,565	(391)	23,985	(562)
State and political subdivisions	5,420	(63)	2,416	(54)	7,836	(117)
Corporate and miscellaneous	62,162	(3,359)	7,310	(1,069)	69,472	(4,428)
Residential mortgage-backed	4,667	(53)	621	(22)	5,288	(75)
Commercial mortgage-backed	4,948	(117)	4,357	(196)	9,305	(313)
Asset-backed	35,372	(703)	6,325	(127)	41,697	(830)
Total fixed maturities	$125,980	$(4,548)	$35,063	$(1,906)	$161,043	$(6,454)

The indicated gross unrealized losses in all fixed maturity categories were $753 and $6,454 at December 31, 2019 and 2018, respectively.  Based on the Company’s current evaluation of its fixed maturities in an unrealized loss position in accordance with our impairment policy and the Company’s current intentions regarding these securities, the Company concluded that these securities were not other-than-temporarily impaired.

Information and concentrations related to fixed maturities in an unrealized loss position are included below. The tables below include the number of fixed maturities in an unrealized loss position for greater than and less than 12 months and the percentage that were investment grade at December 31, 2019.

	Unrealized Losses less than 12 months
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. government and agencies	—	—	—	—	0%
U.S. agency mortgage-backed	9	9	—	—	100%
State and political subdivisions	11	11	—	—	100%
Corporate and miscellaneous	20	20	—	—	60%
Residential mortgage-backed	7	7	—	—	86%
Commercial mortgage-backed	6	6	—	—	67%
Asset-backed	48	48	—	—	94%
Total fixed maturities	101	101	—	—

	Unrealized Losses greater than 12 months
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. government and agencies	—	—	—	—	0%
U.S. agency mortgage-backed	6	5	1	—	100%
State and political subdivisions	—	—	—	—	0%
Corporate and miscellaneous	6	5	1	—	0%
Residential mortgage-backed	2	2	—	—	0%
Commercial mortgage-backed	—	—	—	—	0%
Asset-backed	3	3	—	—	100%
Total fixed maturities	17	15	2	—

Note 3—Deferred Acquisition Costs

Policy acquisition costs deferred primarily consist of commissions on sales, policy underwriting and issuance costs, and variable sales and marketing costs. Annually, the Company reviews the assumptions and experience underlying the expected gross margins for policies accounted for as investment contracts, which may or may not result in the recognition of unlocking adjustments.

The deferred policy acquisition costs and changes are as follows:

	December 31, 2019	December 31, 2018
Beginning balance	$84,567	$82,319
Acquisition costs deferred	14,619	13,754
Amortization of deferred policy acquisition costs	(13,410)	(11,506)
Ending balance	$85,776	$84,567

Note 4—Income Taxes

Provided below are income taxes based on the difference between the expected tax provision, applying the statutory tax rate (21%) to the actual tax provision.

	Year Ended December 31,
	2019	2018
(Loss) income before income taxes	$(20,196)	$(16,197)
Statutory rate	21%	21%
Income tax (benefit) expense at statutory rate	(4,241)	(3,401)
Effect of:
Increase (decrease) in the valuation allowance	4,172	889
Other	(803)	162
Income tax (benefit) expense	$(872)	$(2,350)

The components of income tax (benefit) expense are as follows:

	Year Ended December 31,
	2019	2018
Income tax applicable to:
Current	$860	$683
Deferred (net of increase in allowance: 2019—$4,172, 2018—$889)	(1,732)	(3,033)
Ending balance	$(872)	$(2,350)

The components of the net deferred income tax assets are as follows:

	Year Ended December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforward attributable to non-life companies	$17,345	$13,871
Reinsurance assets	51,567	46,777
Policyholder dividend obligations	2,405	1,970
Policyholder dividends	251	259
Commission receivable, net	6,314	4,280
Incentive compensation	103	326
Other	229	662
Total deferred tax assets	78,214	68,145
Valuation allowance	(15,656)	(11,484)
Total deferred income tax assets	62,558	56,661
Deferred tax liabilities:
Life insurance reserves	37,034	33,979
Deferred policy acquisition costs	10,063	9,567
Net unrealized investment gains	4,078	191
Intangible assets	344	361
Basis difference—investments	350	539
Fixed assets	1,089	1,155
Other	160	206
Total deferred tax liabilities	53,118	45,998
Deferred income tax assets, net	$9,440	$10,663

The Company maintains a valuation allowance against the net deferred tax assets of the companies included in the non-life sub-group because management believes that it is more likely than not that the deferred tax assets will not be recognized based on the current history of tax losses for the non-life sub-group. Certain net operating loss carryforwards will expire between 2020 and 2032, whereas others have an unlimited carryforward.

On December 22, 2017, the Tax Cut and Jobs Act Bill “H.R.1” was enacted, which, among other things allows Net Operating Losses (NOL) to be carried forward indefinitely, therefore NOL’s generated after December 31, 2017 are reflected in the table below under the caption no expiration. Internal Revenue Code Section 382 (“Section 382”) limits how much of a loss carryforward existing as of the date of an ownership change that can be used to offset annual taxable income subsequent to the change of ownership. As a result of the IPO and Section 382, the Company will be restricted in its ability to utilize loss carryforwards. The annual limit is estimated to be approximately $3.1 million.

The Company’s net operating loss carryforwards are as follows:

	Life Sub-Group	Non-Life Sub-Group	Total
Year net operating loss expires
2020	—	1,229	1,229
2021	—	5,249	5,249
2022	—	5,057	5,057
2023	—	3,061	3,061
2024	—	1,708	1,708
2025	—	8,121	8,121
2026	—	5,361	5,361
2027	—	2,539	2,539
2028	—	1,099	1,099
2029	—	13,527	13,527
2030	—	5,311	5,311
2031	—	5,267	5,267
2032	—	4,266	4,266
No expiration	—	20,800	20,800
	$—	$82,595	$82,595

For 2019, the Company generated $4,326 of taxable income which, to the extent possible, was offset by net operating loss carryforwards arising in prior years. For 2018, the Company generated $3,649 of taxable income, which was offset by a reduction of net operating loss carryforwards arising in prior years.

The Company has no unrecognized tax benefits for the years ended December 31, 2019 and 2018 and the Company does not expect the unrecognized tax benefits to increase in the next 12 months. The Company records penalties and interest related to unrecognized tax benefits within income tax expense.

The Company filed a consolidated federal income tax return for tax year 2018 and will file such for the period January 1, 2019 through August 7, 2019. Subsequent to the completion of the IPO, the Company will file separate Life and Non-Life tax returns for periods beginning after August 7, 2019.

Note 5—Policy Liabilities

Future Policy Benefits and Claims

Future policy benefits and claims represent the reserve for direct and assumed traditional life insurance policies and annuities in payout status.

The annuities in payout status are certain structured settlement contracts. The policy liability for structured settlement contracts of $18,474 and $16,145 at December 31, 2019 and 2018, respectively, is computed as the present value of contractually-specified future benefits. The amount included in the policy liability for structured settlements that are life contingent at December 31, 2019 and 2018, is $13,637 and $11,258, respectively.

To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded. A liability of $4,482 and $2,001 is included as part of the liability for structured settlements with respect to this deficiency at December 31, 2019 and 2018, respectively. The offset to this liability is recorded as a reduction of the unrealized capital gains included in AOCI.

Participating life insurance in force was 15.9% and 21.9% of the face value of total life insurance in force at December 31, 2019 and 2018, respectively.

Note 6—Reinsurance

The Company uses reinsurance to mitigate exposure to potential losses, provide additional capacity for growth, and provide greater diversity of business. For ceded reinsurance, the Company remains liable to the extent that reinsuring companies may not be able to meet their obligations under the reinsurance agreements. To manage the risk from failure of a reinsurer to meet its obligations, the Company periodically evaluates the financial condition of all of its reinsurers. No amounts have been recorded in 2019 and 2018 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.

Reinsurance recoverables are as follows:

	At December 31,
	2019	2018
Ceded future policy benefits	$113,591	$117,035
Claims and other amounts recoverable	19,279	19,566
Ending balance	$132,870	$136,601

The reconciliation of direct premiums to net premiums is as follows:

	Year Ended December 31,
	2019	2018
Direct premiums	$155,340	$142,641
Assumed premiums	25,536	20,770
Ceded premiums	(86,506)	(74,838)
Net insurance premiums	$94,370	$88,573

Net policy charges on universal life products were $165 and $169 for the year ended December 31, 2019 and 2018, respectively, and are included in other income.

At December 31, 2019 and 2018, reserves related to fixed-rate annuity deposits assumed from a former affiliate company amounted to approximately $78,296 and $83,299, respectively, and are included with policyholder account balances in the Consolidated Balance Sheets.

Note 7—Retirement and Executive Compensation Plans

The Company sponsors a defined contribution 401(k) plan covering substantially all employees. For the years ended December 31, 2019 and 2018, the Company’s expenses were $554 and $689, respectively. These expenses were recorded as part of general operating expenses in the Consolidated Statements of Operations.

After completion of the IPO, unvested outstanding awards from the Company’s long-term incentive plan (LTIP), which covered certain members of management and the Company’s Board of Directors, became fully vested. In the third quarter of 2019, all LTIP related liabilities were paid to eligible participants and the plan was terminated.

Note 8—Closed Block

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

The assets and liabilities within the Closed Block are included in the Company’s consolidated financial statements on the same basis as other accounts of the Company. The maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block liabilities over Closed Block assets. Included in Closed Block assets are $9,861 and $9,541 at December 31, 2019 and 2018, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block, which is referred to as the actuarial calculation. The actuarial calculation projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the actuarial calculation as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block. The review of Closed Block experience also includes consideration of whether policyholder dividend obligations should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. At December 31, 2019 and 2018, the Company recognized policyholder dividend obligations of $11,453 and $9,383, respectively, resulting from the excess of actual cumulative earnings over the expected cumulative earnings and from accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block.

The impacts on the Company’s comprehensive (loss) income from recognizing policyholder dividend obligations are as follows:

	Year Ended December 31,
	2019	2018
Actual cumulative (loss) income earnings over expected cumulative earnings	$(9,049)	$(8,668)
Income tax (benefit) expense	(1,900)	(1,820)
Net (loss) income impact	(7,149)	(6,848)
Accumulated net unrealized investment (losses) gains	(2,404)	(715)
Income tax (benefit) expense	(504)	(150)
Other comprehensive (loss) income impact	(1,900)	(565)
Comprehensive (loss) income impact	$(9,049)	$(7,413)

Information regarding the Closed Block liabilities (assets) designated to the Closed Block is as follows:

	Year Ended December 31,
Closed Block Liabilities	2019	2018
Future policy benefits and claims	$39,704	$58,468
Policyholder account balances	7,608	8,147
Other policyholder liabilities	4,630	3,856
Policyholder dividend obligations	11,453	9,383
Other liabilities (assets)	8,778	(1,061)
Total Closed Block liabilities	72,173	78,793
Assets Designated to the Closed Block
Investments:
Fixed maturities – available-for-sale – at fair value (amortized cost $33,455 and $34,631, respectively)	37,483	36,104
Policyholder loans	1,249	1,321
Total investments	38,732	37,425
Cash and cash equivalents	7,025	2,664
Premiums due and uncollected	9,625	2,595
Accrued investment income	432	450
Reinsurance recoverables	23,447	36,900
Deferred income tax assets, net	3,557	5,314
Total assets designated to the Closed Block	82,818	85,348
Excess of Closed Block assets over liabilities	10,645	6,555
Amounts included in accumulated other comprehensive income:
Unrealized investment gains (losses), net of income tax	3,182	1,164
Allocated to policyholder dividend obligations, net of income tax	(1,900)	(565)
Total amounts included in accumulated other comprehensive income	1,282	599
Maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities (includes excess assets of $9,861 and $9,541, respectively)	$(9,363)	$(5,956)

Information regarding the policyholder dividend obligations is as follows:

	December 31, 2019	December 31, 2018
Beginning balance	$9,383	$11,097
Impact from earnings allocable to policyholder dividend obligations	381	47
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	1,689	(1,761)
Ending balance	$11,453	$9,383

Information regarding the Closed Block revenues and expenses is as follows:

	Year Ended December 31,
	2019	2018
Revenues
Net insurance premiums	$749	$5,525
Net investment income	1,561	1,611
Net realized investment gains	161	38
Total revenues	2,471	7,174
Benefits and expenses
Life and annuity benefits—including policyholder dividends of $1,097 and $1,209, respectively	1,445	5,044
Interest credited to policyholder account balances	194	207
Operating costs and expenses	(3,482)	(127)
Total expenses	(1,843)	5,124
Revenues, net of expenses before provision for income tax expense	4,314	2,050
Income tax expense	906	430
Revenues, net of expenses and provision for income tax expense	$3,408	$1,620

The Company charges the Closed Block with federal income taxes and state and local premium taxes, policy maintenance costs and investment management expenses relating to the Closed Block, as provided in the Closed Block Memorandum.

The following table presents the amortized cost and fair value of the Closed Block fixed maturity securities portfolio by contractual maturity at December 31, 2019. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	At December 31, 2019
	Amortized Cost	Fair Value
Due in one year or less	$2,494	$2,513
Due after one year through five years	8,347	8,663
Due after five years through ten years	3,342	3,735
Due after ten years	17,955	21,262
Securities not due at a single maturity date—primarily mortgage and asset-backed securities	1,317	1,310
Total fixed maturities	$33,455	$37,483

Note 9—Regulatory Matters

Minimum Capital and Surplus Requirements

Fidelity Life is required to comply with the provisions of state insurance statutes in the jurisdictions in which it does business. These statutes include minimum capital and surplus requirements. At December 31, 2019, Fidelity Life exceeded the minimum capital and surplus level of $2,000 required by Illinois, its state of domicile.

Risk-Based Capital Requirements

The NAIC established a standard for assessing the solvency of insurance companies using a formula for determining each insurer’s risk-based capital (RBC). At December 31, 2019, the RBC of the Company’s insurance subsidiary, Fidelity Life, exceeded the levels at which certain regulatory corrective actions would be initiated.

Dividend Limitations

The maximum amount of dividends that can be paid by Illinois life insurance companies to shareholders without 30 days prior notice to the Director of the IDOI is the greater of (i) statutory net income for the preceding year or (ii) 10% of statutory surplus as of the preceding year-end. However, under State of Illinois insurance statutes, dividends may be paid only from surplus, excluding unrealized appreciation in value of investments without prior approval. All dividends paid by Fidelity Life must be reported to the IDOI prior to payment.

Fidelity Life declared and paid dividends in the amount of $5,000 and $7,000 during the twelve months ended December 31, 2019 and 2018, respectively.

In connection with the approval of the Conversion by the Director, the Company agreed, for a period of twenty-four months following the completion of the Conversion, to (i) seek the prior approval of the IDOI for any declaration of an ordinary dividend by Fidelity Life, and (ii) either maintain $20 million of the proceeds of the IPO at Vericity, Inc. or use all or a portion of that $20 million to fund Company operations.

Statutory Accounting Practices

Fidelity Life prepares their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the IDOI. The IDOI requires that insurance companies domiciled in Illinois prepare their statutory-basis financial statements in accordance with the NAIC’s Accounting Practices and Procedures Manual, as modified by the IDOI. In addition, the IDOI has the right to permit other specific practices that may deviate from prescribed practices.

Statutory Financial Information

The statutory capital and surplus and net income for Fidelity Life, as determined in accordance with statutory accounting practices prescribed or permitted by the IDOI, at December 31, 2019 and 2018, and for the years ended December 31, 2019 and 2018, are as follows:

	At December 31,
	2019	2018
Statutory capital and surplus
Fidelity Life	$114,676	$121,866

	Year Ended December 31,
	2019	2018
Statutory net income
Fidelity Life	$7,594	$2,295

Note 10—Commitments and Contingencies

Leases

Minimum future operating lease payments, including lease payments for real estate, vehicles, computers and office equipment at December 31, 2019, are as follows:

Year
2020	$1,443
2021	965
2022	888
2023	246
2024	192
2025	48
Total	$3,782

Lease expense for the years ended December 31, 2019 and 2018 was $1,544 and $1,531, respectively.

Litigation

The Company is subject to legal and regulatory actions in the ordinary course of its business. Management does not believe such litigation will have a material impact on the Company’s financial statements. The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible but not probable or, is probable but not reasonably able to be estimated, no accrual is established, but the matter, if material, is disclosed. The Company is not aware of any material legal or regulatory matters threatened or pending against the Company.

Debt

The Company is a member of the FHLBC. As a member, the Company is able to borrow on a collateralized basis from FHLBC which can be used as an alternative source of liquidity. FHLBC membership requires the Company to own member stock. At December 31, 2019, the Company held $104 of FHLBC common stock, which allows the Company to borrow up to $2,311. Interest on borrowed funds is charged at variable rates established from time to time by FHLBC and depending on the borrowing option selected at the time of the borrowing. No amounts have been borrowed from the FHLBC as of December 31, 2019 and 2018.

Note 11—Assets and Liabilities Measured at Fair Value

Fair value is the estimated price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The Company attempts to establish fair value as an exit price consistent with transactions taking place under normal market conventions. The Company utilizes market observable information to the extent possible and seeks to obtain quoted market prices for all securities. If quoted market prices in active markets are not available, the Company uses a number of methodologies to establish fair value estimates including discounted cash flow models, prices from recently executed transactions of similar securities, or broker/dealer quotes.

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

The Company’s assets and liabilities have been classified into a three-level hierarchy based on the priority of the inputs to the respective valuation technique. The hierarchy gives the highest ranking to fair values determined using unadjusted quoted prices in active markets for identical assets and liabilities (Level 1) and the lowest ranking to fair values determined using methodologies and models with unobservable inputs (Level 3). An asset’s or a liability’s classification is based on the lowest level input that is significant to its measurement. For example, a Level 3 fair value measurement may include inputs that are both observable (Level 1 and Level 2) and unobservable (Level 3). The levels of the fair value hierarchy are as follows:

Level 1 – Unadjusted quoted prices for identical assets in active markets the Company can access. Level 1 assets include securities that are traded in an active exchange market.

Level 2 – This level includes fixed maturities priced principally by independent pricing services using observable inputs other than Level 1 prices, such as quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments on inactive markets; and model-derived valuations for which all significant inputs are observable market data. Level 2 instruments include most corporate debt securities and U.S. government and agency mortgage-backed securities that are valued by models using inputs that are derived principally from or corroborated by observable market data.

Level 3 – Valuations derived from valuation techniques in which one or more significant inputs are unobservable. Level 3 instruments include less liquid assets for which significant inputs are unobservable in the market, such as structured securities with complex features that require significant management assumptions or estimation in the fair value measurement.

This hierarchy requires the use of observable market data when available.

Certain assets and liabilities are not carried at fair value on a recurring basis, including investments such as mortgage loans, intangible assets, future policy benefits excluding term life reserves and policyholder account balances. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to re-measurement at fair value after initial recognition (for example, when there is evidence of impairment) and the resulting re-measurement is reflected in the consolidated financial statements at the reporting date.

Recurring and Non-Recurring Fair Value Measurements

The Company’s assets and liabilities that are carried at fair value on a recurring and non-recurring basis, by fair value hierarchy level, are as follows:

December 31, 2019	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$16,102	$—	$16,102
U.S. agency mortgage-backed	—	39,535	—	39,535
State and political subdivisions	—	24,743	—	24,743
Corporate and miscellaneous	1,870	145,268	—	147,138
Foreign government	—	171	—	171
Residential mortgage-backed	—	9,215	—	9,215
Commercial mortgage-backed	—	19,335	—	19,335
Asset-backed	—	57,467	1,215	58,682
Total fixed maturities	1,870	311,836	1,215	314,921
Short-term investments	29,757	—	—	29,757
Equity securities – trading	5,231	—	—	5,231
Total recurring assets	$36,858	$311,836	$1,215	$349,909

December 31, 2018	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$12,510	$—	$12,510
U.S. agency mortgage-backed	—	32,582	—	32,582
State and political subdivisions	—	23,911	—	23,911
Corporate and miscellaneous	1,637	142,507	12,773	156,917
Foreign government	—	142	—	142
Residential mortgage-backed	—	10,085	—	10,085
Commercial mortgage-backed	—	16,151	—	16,151
Asset-backed	—	53,366	922	54,288
Total fixed maturities	1,637	291,254	13,695	306,586
Short-term investments	—	—	—	—
Equity securities – trading	4,823	—	—	4,823
Total recurring assets	$6,460	$291,254	$13,695	$311,409

Summary of Significant Valuation Techniques for Assets and Liabilities on a Recurring Basis

Level 1 securities include principally exchange-traded funds that are valued based on quoted market prices for identical assets.

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

Level 3 fair value classification consists of investments in structured placement securities where the fair value of the security is determined by a pricing service using internal pricing models where one or more of the significant inputs is unobservable in the marketplace, or there is a single broker/dealer quote. The fair value of a broker-quoted asset is based solely on the receipt of an updated quote from a single market maker or a broker-dealer recognized as a market participant. The Company does not adjust broker quotes when used as the fair value measurement for an asset. At December 31, 2019, the Company held three securities utilizing internal model pricing that was within Level 3. The fair value of Level 3 liabilities is estimated on the discounted cash flows of contractual payments.

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

When the inputs used to measure fair value fall within different levels of the hierarchy, the level within which the fair value measurement is categorized is based on the lowest level input that is significant to the fair value measurement in its entirety. Thus, a Level 3 fair value measurement may include inputs that are observable (Level 1 or Level 2) and unobservable (Level 3). Net transfers into and/or out of Level 3 are reported as having occurred at the beginning of the period and are based on observable inputs received from pricing sources; therefore, all net realized and unrealized gains and losses on these securities for the period are reflected in the table that follows. A summary of changes in fair value of Level 3 assets held at fair value on a recurring basis is as follows:

		Total gains (losses) included in:
	Balance at January 1, 2019	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2019
Financial Assets
Fixed maturities
Corporate and miscellaneous	$12,773	$—	$—	$—	$—	$—	$(12,773)	$—
Asset-backed	922	—	3	1,875	—	(1,585)	—	1,215
Total assets	$13,695	$—	$3	$1,875	$—	$(1,585)	$(12,773)	$1,215

		Total gains (losses) included in:
	Balance at January 1, 2018	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2018
Financial Assets
Fixed maturities
Corporate and miscellaneous	$22,290	$—	$(607)	$—	$—	$(7,660)	$(1,250)	$12,773
Asset-backed	1,000	—	—	—	—	(78)	—	922
Total assets	$23,290	$—	$(607)	$—	$—	$(7,738)	$(1,250)	$13,695

There were 29 transfers out of Level 3 into Level 2 based on observable inputs obtained from pricing sources in 2019 compared to 1 transfer in 2018. There were no transfers between Level 1 and Level 2 in 2018 or 2019. There were no transfers out of Level 2 into Level 3 in 2018 or 2019.

Financial Instruments not Measured at Fair Value

The carrying amount and estimated fair values of the Company’s financial instruments that are not measured at fair value on the Consolidated Balance Sheets are as follows:

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2019
Financial instruments recorded as assets:
Mortgage loans	$51,835	$—	$—	$47,567	$47,567
Policyholder loans	6,040	—	—	7,926	7,926
Short-term investments	29,757	29,757	—	—	29,757
Financial instruments recorded as liabilities:					—
Future policy benefits, excluding term life reserves	21,290	—	—	19,070	19,070
Long/short-term debt	20,600	—	—	23,060	23,060
Policyholder account balances	87,517	—	—	89,896	89,896

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2018
Financial instruments recorded as assets:
Mortgage loans	$50,830	$—	$—	$46,629	$46,629
Policyholder loans	5,623	—	—	7,355	7,355
Financial instruments recorded as liabilities:					—
Future policy benefits, excluding term life reserves	18,774	—	—	17,090	17,090
Long/short-term debt	13,366	—	—	12,992	12,992
Policyholder account balances	93,051	—	—	88,513	88,513

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.

Mortgage Loans—Fair value was based on the discounted value of future cash flows for all first mortgage loans adjusted for specific loan risk. The discount rate was based on the rate that would be offered for similar loans at the reporting date. Fair value excludes $3,193 and $3,262 of second and mezzanine mortgages carried at cost which fair value is not measurable at December 31, 2019 and 2018, respectively.

Policyholder Loans—Fair value of policyholder loans are estimated using discounted cash flows using risk-free interest rates with no adjustment for borrower credit risk as these loans are fully collateralized by the cash value of the underlying insurance policy.

Future Policy Benefits and Policyholder Account Balances—For deposit liabilities with interest rate guarantees greater than one year or with defined maturities, the fair value was estimated by calculating an average present value of expected cash flows over a broad range of interest rate scenarios using the current market risk-free interest rates adjusted for spreads required for publicly traded bonds issued by comparably rated insurers. For deposit liabilities with interest rate guarantees of less than one year, the fair value was based on the amount payable on demand at the reporting date.

Long and Short-Term Debt—Fair value was calculated using the discounted value of future cash flows method. The discount rate was based on the rate that is commensurable to the level of risk. The carrying amounts reported on the Consolidated Balance Sheets has been divided into short and long-term based upon expected maturity dates.

Note 12—Long and Short-Term Debt

The Company originally entered into a financing arrangement with an external party in January 2018, from which the Company receives an advanced commission-based payment for certain Insurance Segment term policies sold through the Agency Segment, in exchange for a level commission that is paid by the Company over the period the policy remains in-force. The Company’s arrangement with the external party allows us to finance up to $27.5 million of commission. At December 31, 2019 and December 31, 2018, we had a net advance of $19,089 and $13,366, respectively, under this arrangement. At December 31, 2019, the Company expects to pay back the aggregate amounts as presented in the following table.

Due in one year or less	$3,999
Due after one year through two years	2,533
Due after two years through three years	2,311
Due after three years through four years	2,157
Due after four years through five years	2,040
Due after five years	16,114
Less discount	(8,554)
Total long/short-term debt	$20,600

Note 13—Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive (Loss) Income, net of taxes are as follows:

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized (Losses) Gains on Other Investments	Total
Balance at January 1, 2019	$362	$(2,730)	$(2,368)
Other comprehensive income (loss)	—	14,080	14,080
Income tax benefit (expense)	—	(2,955)	(2,955)
Other comprehensive (loss) income, net of tax	—	11,125	11,125
Balance at December 31, 2019	$362	$8,395	$8,757

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized (Losses) Gains on Other Investments	Total
Balance at January 1, 2018	$362	$7,436	$7,798
Other comprehensive (loss) income	—	(12,870)	(12,870)
Income tax benefit (expense)	—	2,704	2,704
Other comprehensive (loss) income, net of tax	—	(10,166)	(10,166)
Balance at December 31, 2018	$362	$(2,730)	$(2,368)

Note 14—Business Segments

The Company’s current operations were organized into three reportable segments: Insurance, Agency, and Corporate.

The Insurance Segment is composed of three broad lines consisting of Direct Life, Closed Block, and Assumed Life and Annuities. Direct Life and the Closed Block are distinct operations; the assumed business and the small amount of structured settlements are all blocks in run-off from a prior management arrangement.

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

The segment results are as follows:

Year Ended December 31, 2019	Insurance	Agency	Corporate	Eliminations	Total Consolidated
Net insurance premiums	$94,370	$—	$—	$—	$94,370
Net investment income	15,278	—	1,166	(368)	16,076
Net realized investment (losses) gains	645	—	46	—	691
Other than temporary impairment	(41)	—	—	—	(41)
Earned commissions from external customers	—	17,688	—	—	17,688
Intersegment earned commissions	—	21,671	—	(21,671)	—
Other income	254	6,262	—	—	6,516
Total revenues	110,506	45,621	1,212	(22,039)	135,300
Life, annuity, and health claim benefits	65,050	—	—	—	65,050
Operating costs and expenses	28,358	52,627	9,197	(13,229)	76,953
Amortization of deferred policy acquisition costs	18,253	—	—	(4,843)	13,410
Amortization of intangible assets	—	83	—	—	83
Total benefits and expenses	111,661	52,710	9,197	(18,072)	155,496
(Loss) income before income tax	$(1,155)	$(7,089)	$(7,985)	$(3,967)	$(20,196)

Year Ended December 31, 2018	Insurance	Agency	Corporate	Eliminations	Total Consolidated
Net insurance premiums	$88,573	$—	$—	$—	$88,573
Net investment income	15,197	—	290	(386)	15,101
Net realized investment (losses) gains	(967)	—	—	—	(967)
Earned commissions from external customers	—	13,404	—	—	13,404
Intersegment earned commissions	—	28,857	—	(28,857)	—
Other income	236	7,633	—	—	7,869
Total revenues	103,039	49,894	290	(29,243)	123,980
Life, annuity, and health claim benefits	60,154	—	—	—	60,154
Operating costs and expenses	27,486	50,489	5,055	(14,677)	68,353
Amortization of deferred policy acquisition costs	16,028	—	—	(4,522)	11,506
Amortization of intangible assets	—	164	—	—	164
Total benefits and expenses	103,668	50,653	5,055	(19,199)	140,177
(Loss) income before income tax	$(629)	$(759)	$(4,765)	$(10,044)	$(16,197)

December 31, 2019	Insurance	Agency	Corporate	Total
Investments and cash	$412,329	$1,170	$32,231	$445,730
Commissions and agent balances	(13,775)	25,045	—	11,270
Deferred policy acquisition costs	85,776	—	—	85,776
Intangible assets	—	1,635	—	1,635
Reinsurance recoverables	132,870	—	—	132,870
Deferred income tax (liabilities) assets, net	(8,235)	—	17,675	9,440
Other	31,029	3,393	639	35,061
Total assets	$639,994	$31,243	$50,545	$721,782

December 31, 2018	Insurance	Agency	Corporate	Total
Investments and cash	$386,254	$590	$2,219	$389,063
Commissions and agent balances	(13,160)	15,024	—	1,864
Deferred policy acquisition costs	84,567	—	—	84,567
Intangible assets	—	1,716	—	1,716
Reinsurance recoverables	136,601	—	—	136,601
Deferred income tax (liabilities) assets, net	(6,548)	—	17,211	10,663
Other	18,468	2,584	9,444	30,496
Total assets	$606,182	$19,914	$28,874	$654,970

The Company’s investment in equity method investees and the related equity income is attributable to the Corporate Segment.

All the Company’s significant revenues and long-lived assets are located in the United States, which is the Company’s country of domicile.

Note 15 – Quarterly Financial Information

As a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore is not required to provide the information required by Item 503(c) of Regulation S-K.

Note 16—Subsequent Events

           The recent outbreak of the novel coronavirus in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. There may be disruption in global and local supply chains, and there could be a continued adverse impact on economic and market conditions. The impact to both employees and customers of the Company from the novel coronavirus presents material uncertainty and risk with respect to the Company’s performance and financial results.

Vericity, Inc.

Schedule I

Summary of Investments Other Than Investments in Related Parties

As of December 31, 2019

(dollars in thousands)

Type of Investment	Cost	Value	Balance Sheet
Fixed maturities
U.S. government and agencies	$14,195	$16,102	$16,102
U.S. agency mortgage-backed	38,542	39,534	39,534
State and political subdivisions	23,246	24,743	24,743
Corporate and miscellaneous	132,108	147,139	147,139
Foreign government	131	171	171
Residential mortgage-backed	8,820	9,215	9,215
Commercial mortgage-backed	18,685	19,335	19,335
Asset-backed	58,675	58,682	58,682
Total fixed maturities	294,402	314,921	314,921
Equity securities	6,350	5,231	5,231
Short-term investments	29,742	29,757	29,757
Mortgage loans	51,835	51,835	51,835
Policyholder loans	6,040	6,040	6,040
Other invested assets	104	104	104
Total investments	$388,473	$407,888	$407,888

Vericity, Inc.

Schedule II

Condensed Financial Information of Registrant (Parent Company) Statement of Operations

As of and for the Year Ended December 31, 2019

(dollars in thousands)

For the Year Ended December 31,	2019
Revenues
Net investment income and realized gains	$872
Total revenues	872
Expenses
Operating costs and expenses	4,029
Total expenses	4,029
Income (loss) before income taxes	(3,157)
Income tax (benefit) expense	(181)
Net income (loss) before equity in net loss of subsidiary	(2,976)
Equity in net (loss) of subsidiary	(16,348)
Net (loss) income	(19,324)
Other comprehensive income (loss)	15
Equity in other comprehensive income of subsidiary	11,110
Total comprehensive (loss) income	$(8,199)

See notes to consolidated financial statements.

Vericity, Inc.

Schedule II (Continued)

Condensed Financial Information of Registrant Statement of Financial Position

(dollars in thousands)

For the Year Ended December 31,	2019
Assets
Investment in subsidiaries	$175,522
Short-term investments	29,757
Cash and cash equivalents	2,320
Accrued investment income	12
Inter-company receivables	4,718
Current income tax receivable	181
Total assets	212,510
Liabilities and Shareholders' Equity
Liabilities
Other liabilities	93
Total liabilities	93
Shareholders' Equity:
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15
Additional paid-in capital	39,840
Retained earnings	163,805
Other comprehensive (loss) income	8,757
Total shareholders' equity	212,417
Total liabilities and shareholders' equity	$212,510

See notes to consolidated financial statements.

Vericity, Inc.

Schedule II (Continued)

Condensed Financial Information of Registrant Statement of Cash Flows

(dollars in thousands)

For the Year Ended December 31,	2019
Cash flows from operating activities
Net (loss) income	$(19,324)
Adjustments to reconcile net income to net cash provided (used) by operations:
Equity in earnings of subsidiaries	16,348
Accretion of bond discount	(441)
Change in:
Due to subsidiaries	(14,822)
Accrued investment income	(12)
Other liabilities	93
Income tax	(181)
Net cash used by operating activities	(18,339)
Cash flows from investing activities
Purchases of short-term investments	(29,300)
Sales of short-term investments	—
Net cash flows used by investing activities	(29,300)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting commission and offering costs	142,928
Return of capital	(92,969)
Net cash flows provided by financing activities	49,959
Net increase (decrease) in cash and cash equivalents	2,320
Cash and cash equivalents - beginning of period	—
Cash and cash equivalents - end of period	$2,320

See notes to consolidated financial statements.

Vericity, Inc.

Schedule III

Supplementary Insurance Information

As of and for the Years Ended December 31, 2019 and 2018

(dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits Losses and Expenses	Other Policy Claims and Benefits Payable	Net Insurance Premiums	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
2019
Insurance	$85,776	$335,766	$124,033	$94,370	$15,278	$65,050	$18,253	$28,358
Agency	—	—	—	—	—	—	—	52,710
Corporate	—	—	—	—	1,166	—	—	9,197
Eliminations	—	—	—	—	(368)	—	(4,843)	(13,229)
Total	$85,776	$335,766	$124,033	$94,370	$16,076	$65,050	$13,410	$77,036
2018
Insurance	$84,567	$320,397	$128,172	$88,573	$15,197	$60,154	$16,028	$27,486
Agency	—	—	—	—	—	—	—	50,652
Corporate	—	—	—	—	290	—	—	5,055
Eliminations	—	—	—	—	(386)	—	(4,522)	(14,677)
Total	$84,567	$320,397	$128,172	$88,573	$15,101	$60,154	$11,506	$68,516

Vericity, Inc.

Schedule IV

Reinsurance

As of and for the Years Ended December 31, 2019 and 2018

(dollars in thousands)

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2019
Life insurance face amount in-force (millions)	$29,943	$30,986	$2,388	$1,345	177.5%
Premiums
Life insurance	$154,547	$86,311	$25,536	$93,772	27.2%
Accident and health	793	195	—	598	0.0%
Total premiums	$155,340	$86,506	$25,536	$94,370	27.1%
2018
Life insurance face amount in-force (millions)	$31,999	$24,089	$1,969	$7,910	24.9%
Premiums
Life insurance	$141,657	$74,621	$20,770	$87,806	23.7%
Accident and health	984	217	—	767	0.0%
Total premiums	$142,641	$74,838	$20,770	$88,573	23.5%

Vericity, Inc.

Schedule V

Valuation and Qualifying Accounts

For the Years Ended December 31, 2019 and 2018

(dollars in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
2019
Allowance for losses on commercial mortgage loans	$236	$—	$—	$183	$53
Allowance for uncollectible receivables	562	—	—	17	545
Valuation allowance on deferred tax assets	11,484	4,172	—	—	15,656
	$12,282	$4,172	$—	$200	$16,254
2018
Allowance for losses on commercial mortgage loans	$268	$—	$—	$32	$236
Allowance for uncollectible receivables	830	—	—	268	562
Valuation allowance on deferred tax assets	10,595	889	—	—	11,484
	$11,693	$889	$—	$300	$12,282

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, the principal executive officer and the principal financial officer concluded that our disclosure controls and procedures are effective in providing reasonable assurance that material information required to be disclosed in our reports filed with or submitted to the SEC under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified by the Securities Exchange Act and made known to management, including the principal executive officer and the principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or any attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) during the fourth quarter of 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table below provides information of our directors and executive officers as of March 30, 2020.

Name	Age	Position
Eric Rahe	51	Director and Chairman
Neil Ashe	52	Director
Calvin Dong	32	Director
Richard A. Hemmings	73	Director
Scott Perry	57	Director
James W. Schacht	77	Director
James E. Hohmann	64	Chief Executive Officer, President and Director
John Buchanan	49	Executive Vice President, General Counsel and Corporate Secretary
Chris Campbell	49	Executive Vice President of Vericity, President and Chief Operating Officer of Efinancial
James C. Harkensee	61	Executive Vice President of Vericity, President and Chief Operating Officer of Fidelity Life
Chris S. Kim	48	Executive Vice President, Chief Financial Officer and Treasurer
Laura R. Zimmerman	61	Executive Vice President and Chief Marketing Officer

Directors

Our directors were initially chosen based upon their individual skills, experiences and qualifications which collectively provide a balanced level of expertise to the Company. Additionally, we believe that each of our directors possess high professional and personal ethics and values, which are attributes that are important characteristics to the Company.

Eric Rahe has served as Vericity’s Chairman since August 7, 2019.  Mr. Rahe has served as a Managing Director of J.C. Flowers & Co. LLC since 2014, a leading private investment firm dedicated to investing globally in the financial services industry and serves as a member of the firm’s Management Committee. From 2008 to 2014, Mr. Rahe was a Managing Director at Clayton, Dubilier & Rice where he established and led the firm’s financial services practice. Previously, he was a senior investment professional at the hedge fund SAB Capital, and before that a Partner at Capital Z Partners, the financial services focused private equity firm. Mr. Rahe began his career at Donaldson, Lufkin & Jenrette. Mr. Rahe serves on the Boards of Directors of AmeriLife Group Holdings and ELMC Group, LLC.

He received an A.B. in Economics from Harvard College, where he graduated magna cum laude, and an M.B.A. from Harvard Business School.

Mr. Rahe was selected to serve on our board of directors because of his experience in the insurance and financial services industries. Mr. Rahe has been investing in the insurance industry for over 25 years and has served on the board of directors of a number of insurance companies.

Richard A. Hemmings has served as a director of Vericity since 2013 and served as the Chairman of the board of directors of Members Mutual from its formation in 2007 until its conversion in 2019. From 2007 until 2014, Mr. Hemmings also served as the President and Chief Executive Officer of Members Mutual. Mr. Hemmings also served as the Chairman of the board of directors and Chief Executive Officer (and prior to 2012, President) of Fidelity Life, positions held by him from 2005 to 2014. Mr. Hemmings became a director of Fidelity Life in 2002. Prior to joining Fidelity Life in 2005, Mr. Hemmings was a partner in the Chicago law firm of Lord, Bissell & Brook LLP and was associated with the firm for 25 years. Mr. Hemmings also serves on the board of Brighthouse Life Insurance Company of New York, a position he has held for over 20 years. Fidelity Life does not do business in the State of New York, and Brighthouse Life Insurance Company of New York conducts its insurance business only in the State of New York.

Mr. Hemmings was selected to serve on our board of directors because of his experience in the life insurance industry; his knowledge of the legal and regulatory matters affecting our operations; and his executive experience with Members Mutual and Fidelity Life.

James E. Hohmann has served as a director, Chief Executive Officer and President of Vericity since September 2014 and served as a director and Chief Executive Officer of Vericity from September 2014 until its conversion in 2019. For approximately two years prior thereto, Mr. Hohmann worked as a private consultant in the life insurance industry, including providing consulting services for Members Mutual. From April 2009 until June 2012, Mr. Hohmann served as a director, President, and Chief Executive Officer of FBL Financial Group, an individual life insurance and annuity products company. From January 2007 until January 2009, Mr. Hohmann was an executive officer of Allstate Corporation with accountabilities as President and Chief Executive Officer of Allstate Financial. From December 2004 until December 2006, Mr. Hohmann was President and Chief Operating Officer of Conseco, Inc. Earlier, he served as President and Chief Executive Officer of a newly formed XL Life and Annuity business at XL Capital, was Chief Actuary and then President of the Financial Institutions business of Zurich (Kemper), and worked for nearly 13 years as a management consultant, first for KPMG Peat Marwick, followed by Tillinghast/Towers Perrin (now Willis Towers Watson) where he was Managing Principal of the Chicago Life Practice.

Mr. Hohmann also currently serves on the Board of Directors of American Council of Life Insurers, the Board of Directors of Bankers Trust (non-public) and is Chairman of MIB Group Inc., a life insurance industry membership organization. He also served as a former director of the Board of Governors for the Property Casualty Insurance Association of America. Mr. Hohmann is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.

Mr. Hohmann was selected to serve on our board of directors because of his executive leadership experience, his expertise in insurance and financial services, and his actuarial background.

James W. Schacht has served as a director of Vericity since 2013 and as the President of The Schacht Group, Inc., which advises national and international clients with respect to insurance and regulatory matters, since its founding in 2008. Prior thereto, Mr. Schacht was for thirteen years a Managing Director at two international consulting firms. Mr. Schacht has over 45 years of broad-based experience in the insurance industry and all areas of insurance regulation. Mr. Schacht has served as an expert consultant and witness on a variety of insurance, reinsurance, and regulatory issues in litigation, and advises clients on new insurance products, organizing insurance companies, financial and reporting requirements, and securing regulatory approval for a variety of transactions. Mr. Schacht served as the Director of the Illinois Department of Insurance on three occasions. Mr. Schacht serves on the board of directors of Spinnaker Insurance Company, a property and casualty insurer. Mr. Schacht has served on the board of directors of Members Mutual from 2007 through its conversion in 2019.

Mr. Schacht was selected to serve on our board of directors because of his experience in the insurance industry and his knowledge of legal and regulatory matters affecting our operations.

Calvin Dong has served as a director of Vericity since August 7, 2019.  He is a Vice President at J.C. Flowers & Co. LLC, where he has been employed since 2013. Prior to joining J.C. Flowers & Co. LLC, Mr. Dong was a member of the Financial Institutions Group at Barclays Investment Bank in New York for three years, focusing on mergers and acquisitions and capital raising transactions in the insurance sector.

Mr. Dong received a B.S. (Honors) in Finance and Accounting with High Distinction from the Kelley School of Business, Indiana University.

Mr. Dong was selected to serve on our board of directors because of his experience in the insurance and financial services industries. Mr. Dong has over 8 years of experience as an investor and banker to the life insurance industry.

Scott Perry has served as a director of Vericity since August 7, 2019.  He joined AmeriLife Group Holdings as Chief Executive Officer in December 2016. AmeriLife is a distributor of annuity, life, and health insurance products and is a portfolio company of a fund advised by Thomas H. Lee Partners, L.P.  He was previously the Chief Business Officer of CNO Financial Group, Inc., (formerly, Conseco, Inc.), where he oversaw the operations of Bankers Life, Colonial Penn and Washington National, from 2009 until 2016. Prior to that, Mr. Perry served as the President of Bankers Life from 2002 until 2009. Before joining Bankers Life, Mr. Perry worked for 12 years in sales, marketing, and management roles at Golden Rule, Anthem Blue Cross Blue Shield and Premera Blue Cross. Earlier in his career, he advised healthcare payers and providers on strategies to improve operational and financial performance with the Deloitte & Touche Integrated Health Care Group.

Mr. Perry has served on the boards of LL Global (LIMRA) and the American College. He also served as a board member and Chair of the Greater Illinois chapter of the Alzheimer’s Association.

Mr. Perry was selected to serve on our board of directors because of his experience in the insurance industry. Mr. Perry has over 28 years of experience in the life insurance industry. As Chief Executive Officer of AmeriLife and former President of Bankers Life, Chief Business Officer of CNO, he brings particular expertise in the distribution of a wide variety of life and health products across various distribution channels.

Neil Ashe has served as a director of Vericity since August 7, 2019. He is the Chief Executive officer of Acuity Brands which is a global technology manufacturer, driving an innovative and comprehensive portfolio of lighting products, controls, software, and services.  Mr. Ashe also serves as the Chief Executive officer of Faster Horses LLC, which invests in, operates and advises companies that are embracing the power of digital to grow and change their businesses. Mr. Ashe has served in this position since 2017. From 2012 to 2017, Mr. Ashe was the President and Chief Executive Officer of Global eCommerce and Technology for Wal-Mart Stores, Inc. Mr. Ashe was with CNET Networks (NASDAQ: CNET) from 2002 to 2008, having been appointed as Chief Executive Officer in 2006, and, subsequently, the President of CBS Interactive from 2008 until 2011, following the sale of CNET to CBS. He has served on the boards of directors of numerous companies, including CNET and AMC Networks (NASDAQ: AMCX), and was a member of the Georgetown University Board of Regents.

Mr. Ashe has an M.B.A. from the Harvard Business School and a B.S. in Business Administration from Georgetown University.

Mr. Ashe was selected to serve on our board of directors because of his experience helping companies use and adopt technology to grow their businesses. Through his experience running several leading internet businesses, Mr. Ashe brings a breadth of experience that will be germane to the Company’s internet agency, Efinancial.

Executive Officers

Set forth below is biographical information for our executive officers (except for Mr. Hohmann, whose biographical information is set forth above):

James C. Harkensee has served as Executive Vice President of Vericity since its conversion in 2019 and as President and Chief Operating Officer of Fidelity Life since November 2012. From July 1, 2013 to August 4, 2014, Mr. Harkensee served as Interim Chief Financial Officer of Members Mutual. Prior to that, Mr. Harkensee served in various capacities at Fidelity Life, including most recently as Vice President of Product and Corporate Development and prior to that as President of America Direct Insurance Agency, Inc., a subsidiary of Fidelity Life, which he joined in 2005. He was formerly President of Zurich Direct, a direct marketing insurance agency. Mr. Harkensee began his career at Bankers Life & Casualty in 1980, later joining Zurich Life, where he was promoted to Chief Actuary. Mr. Harkensee also serves as Executive Vice President of Vericity. He is a Fellow of the Society of Actuaries.

Chris S. Kim has served as Chief Financial Officer of Vericity since August 2014 and served as Chief Financial Officer of Members Mutual from August 2014 until its conversion in 2019. He has served as Executive Vice President of Vericity since its conversion in 2019. Prior thereto, Mr. Kim served as Chief Accounting Officer of Members Mutual since June 2013. Mr. Kim has over twenty years of experience in public accounting and controllership with a focus on property and casualty and life insurers. He has extensive experience in advising public companies on accounting and financial reporting matters related to capital raising activities and advising clients on complex accounting matters. Mr. Kim also serves as Executive Vice President of Vericity. Prior to joining Members Mutual, he was employed by PricewaterhouseCoopers LLC for a total of seventeen years within the audit and transaction services practice in Kansas City, Chicago, and New York, from 1995-2002 and again from 2004-2013. From 2002-2004, Mr. Kim held the position of Assistant Controller with Employers Reinsurance Corporation, a subsidiary of GE Capital.

John Buchanan has served as Executive Vice President, General Counsel and Corporate Secretary of Vericity since February, 2016. Mr. Buchanan served as Executive Vice President, General Counsel and Corporate Secretary of Members Mutual from February 2016 until its conversion in 2019. Prior thereto, from 1995 to February 2016, Mr. Buchanan served in various legal roles during a twenty-year career at Allstate Insurance Company most recently as Chief Counsel supporting Allstate’s agency operations from July 2014 to February 2016, and prior to that as Corporate Counsel supporting direct sales from July 2009 until July 2014. Among other positions at Allstate, Mr. Buchanan led several legal teams within Allstate’s P&C and life insurance operations, including acting as lead counsel for Allstate Life of New York. He also served as lead counsel to Allstate’s Chief Marketing Officer and Lead Counsel to Allstate’s Eastern Region President. Mr. Buchanan served as Secretary on NJ Life and Health Guaranty Fund boards. Mr. Buchanan began his career as a trial attorney with dozens of jury and bench trials on insurance matters.

Chris Campbell has served as Executive Vice President of Vericity since its conversion in 2019 and as President and Chief Operating Officer of Efinancial since July 2017. Mr. Campbell has over 25 years of experience in the insurance industry. Prior to joining Efinancial, he served in various roles at CNO Financial from 2010 to 2017, most recently as SVP Marketing and Communications from 2013 to 2017, where he led initiatives that improved productivity and increased ROI, including the company’s transformation from print to digital marketing. He also previously served as Director of Strategy and Business Development at Allstate Financial. Mr. Campbell also serves as Executive Vice President of Vericity. He began his career in management consulting, where he developed competitive and growth strategies for Fortune 1000 firms.

Laura R. Zimmerman has served as Executive Vice President and Chief Marketing Officer of Vericity since February 2016. Ms. Zimmerman served as Executive Vice President and Chief Marketing Officer of Members Mutual from February 2016 until its conversion in 2019. Prior thereto, Ms. Zimmerman served as Vice President, Chief Marketing Officer, Group Worksite, at The Guardian Life Insurance Company of America from July 2014 to February 2016, where she led marketing and enrollment services for the employee benefits division. Prior thereto, Ms. Zimmerman served as the Managing Director at Bridgestar Solutions, LLC from July 2013 to June 2014. Prior thereto, Ms. Zimmerman served as Senior Vice President for Aon Hewitt from November 2011 to June 2012, where she led marketing and advertising strategy. Before joining Aon Hewitt, Ms. Zimmerman served as Managing Director, Head of Marketing and Product at Legg Mason Global Asset Management from June 2010 to June 2011. Prior thereto, Ms. Zimmerman served in various positions during a thirteen-year career at Allstate Insurance Company. Among other positions at Allstate, Ms. Zimmerman served as Chief Strategy Officer for Allstate’s financial services division.

Corporate Governance

Overview of Our Board Structure

As part of the conversion of Members Mutual in connection with our IPO, Apex Holdco purchased approximately 76.5% of the shares sold in the IPO pursuant to a standby stock purchase agreement under which Apex Holdco acted as the standby purchaser for the IPO. As such, we qualify as a “controlled company” within the meaning of the corporate governance rules of Nasdaq. “Controlled companies” under those rules are companies of which more than 50% of the voting power is held by an individual, a group or another company.

As we are a “controlled company” we have availed ourselves of the “controlled company” exception under the Nasdaq rules and will not be subject to the Nasdaq listing requirements that would otherwise require us to have a board of directors comprised of a majority of independent directors, a compensation committee composed solely of independent directors or a nominating committee composed solely of independent directors.

The standby purchase agreement and/or our bylaws contain provisions regarding our corporate governance and board structure and chief executive officer, including:

•

the board of directors shall consist of designees appointed by the standby purchaser (the “standby purchaser designees”) and designees appointed by Vericity (the “company designees”). The number of company designees shall not exceed six or at any time be less than two, and the number of standby purchaser designees at any given time shall be one more than the number of company designees, but in no event less than three, provided that the standby purchaser may designate the minimum additional number of designees as necessary to comply with SEC and Nasdaq Stock Market rules relating to the number of independent directors serving on the board of directors or any committee of the board.  Messrs. Rahe, Dong, Perry and Ashe serve as the standby purchaser designees, and Messrs. Hemmings, Hohmann and Schacht serve as the company designees;

•

the compensation payable to the company designees may not be decreased without the consent of a majority of the company designees, and may not be increased without the consent of a majority of the standby purchaser designees;

•

in the event of any vacancy in the office of any standby purchaser designee or company designee, a majority of the remaining designees, as applicable, will have the right to designate a replacement to fill the vacancy, provided that in the case of a vacancy of a company designee, the standby purchaser may elect to reduce the size of the board of directors by two so long as one of the standby purchaser designees resigns, and provided further that in the event that there are no remaining company designees to designate a replacement, the advisory board shall have the right to designate a replacement company designee;

•

at any election of directors of Vericity, a majority of the standby purchaser designees will have the right to nominate the successors of the standby purchaser designees, and a majority of the company designees will have the right to nominate the successors of the company designees, provided that in the event that there are no remaining company designees to designate successors, the advisory board shall have the right to designate successor company designees;

•

any transaction between the standby purchaser or any of its affiliates, on the one hand, and Vericity or any of its subsidiaries, on the other hand, shall be subject to approval by the company designees, other than ordinary course transactions on arm’s length terms; and

•

Mr. Hohmann shall serve as Chief Executive Officer of the Company for three years after the closing of the offering, subject to his earlier death, retirement, resignation or removal for cause as defined in the standby purchase agreement.

Director Independence

We have undertaken a review of the composition of our board of directors and considered whether any director has a relationship that could compromise that director independent judgment in carrying out his responsibilities and all other facts and circumstances that the board of directors deemed relevant in determining their independence. We have affirmatively determined that each of our directors, with the exception of Mr. Hemmings, Mr. Hohmann and Mr. Rahe, is an independent director under the Nasdaq Marketplace Rules.

Committees of the Board of Directors

We have the following committees of our board of directors in place: the audit committee; the compensation committee; and the nominating and governance committee. Each of these committees operates under a committee charter to be approved by our board of directors and available on our website at www.vericity.com. The composition, duties and responsibilities of our committees are as set forth below:

Audit Committee

The audit committee is responsible for the oversight of the integrity of our consolidated financial statements, our systems of internal control over financial reporting, our risk management, the qualifications, independence and performance of our independent registered public accounting firm, the performance of our internal auditor and our compliance with applicable legal and regulatory requirements. The audit committee has the sole authority and responsibility to select, determine the compensation for, evaluate and, when appropriate, replace our independent registered public accounting firm. All audit and non-audit services, other than de minimis non-audit services, to be provided to us by our independent registered public accounting firm must be approved in advance by our audit committee. The audit committee also approves related-party transactions.

Our audit committee is composed of Mr. Perry (chair), Mr. Schacht, and Mr. Dong. Our board of directors has determined that each of the members of the audit committee meets the definition of “independent director” for purposes of serving on the audit committee under Exchange Act Rule 10A-3 and the Nasdaq Marketplace Rules. In addition, the board of directors has determined that Scott R. Perry qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) under Regulation S-K.

Compensation Committee

The compensation committee is responsible for annually reviewing and approving the corporate goals and objectives relevant to the compensation of our Chief Executive Officer and evaluating our Chief Executive Officer’s performance in light of these goals; reviewing and approving the compensation of our executive officers and other appropriate officers; reviewing and reporting to the board of directors on compensation of directors and board committee members; and administering our incentive and equity-based compensation plans.

Our compensation committee is composed of Mr. Rahe (chair), Mr. Schacht, Mr. Ashe, Mr. Dong and Mr. Hohmann.

Nominating and Governance Committee

Our nominating and corporate governance committee is composed of Mr. Dong (chair), Mr. Rahe, and Mr. Ashe, Mr. Hemmings and Mr. Hohmann. The nominating and governance committee is responsible for identifying and recommending candidates for election to our board of directors and each committee of our board of directors, developing and recommending corporate governance guidelines to the board of directors and overseeing performance reviews of the board of directors, its committees and the individual members of the Board.

Code of Ethics

We have adopted a code of business conduct and ethics applicable to all of our directors and employees, including our principal executive, financial and accounting officers and all persons performing similar functions. A copy of that code is available on our website at www.vericity.com. We intend to disclose future amendments to certain provisions of our code of business conduct and ethics, or waivers of such provisions, on our website to the extent required by applicable rules and exchange requirements.

Advisory Board

Upon completion of the offerings, we established an advisory board to provide general policy advice to the board of directors. Only individuals who served as directors of Members Mutual as of the date of the standby stock purchase agreement are eligible to serve on our advisory board. Advisory board members are entitled to attend meetings of the board of directors but shall not vote. Members of the advisory board shall have the right to nominate individuals to be company designees in the event that there are no then-serving company designees. Members of the advisory board will receive the same compensation provided to company designees serving on the board of directors of Vericity. Advisory board members will serve until the earlier of the sale of Vericity to a third party, the fifth anniversary of the closing of our 2019 offering or a member’s death, resignation or removal for cause. The initial advisory board consists of Ms. Bynoe, Mr. Fibiger and Mr. Groot.

Set forth below is biographical information for the members of the advisory board:

Linda Walker Bynoe is the President and Chief Executive Officer of Telemat Ltd., a project management and consulting firm based in Chicago, Illinois. Ms. Bynoe has served in that position since 1995. From 1989 to 1995, Ms. Bynoe was the Chief Operating Officer of Telemat Ltd. From 1978 to 1989, Ms. Bynoe worked in executive capacities with the capital markets division of Morgan Stanley, serving as Vice President since 1985. Ms. Bynoe serves on the board of directors of Anixter International Inc., Prudential Retail Mutual Funds and the Northern Trust Corporation, and as a Trustee of Equity Residential. Ms. Bynoe became a director of Fidelity Life from 2002, and a director of Members Mutual from 2007 through the completion of the conversion in 2019.

John A. Fibiger served in various positions, including President, Chief Financial Officer and Chairman of the board of directors, of the Transamerica Life Companies. Prior to his association with the Transamerica Life Companies, Mr. Fibiger served in various positions with New England Mutual Life Insurance Company, including as its President from 1982 to 1989. He recently served as an independent trustee with the following mutual fund complexes associated with Genworth Financial, Inc.: GPS Funds II (10 portfolios); since 2004, Genworth Financial Asset Management Funds (10 portfolios); and from 2008 to 2011, Genworth Variable Insurance Trust (20 portfolios). He served as a trustee of the Menninger Foundation, and was Chairman of the Menninger Fund.

Mr. Fibiger has been a member since 1956 and a Fellow since 1959 of the Society of Actuaries. He has been a Member since 1963 of the American Academy of Actuaries and served as its President from 1987 to 1988. He is also a trustee of the Austin Symphony Orchestra and a life trustee of the Museum of Science, Boston, Massachusetts. Mr. Fibiger became a director of Fidelity Life from 2004, and a director of Members Mutual from 2007, through the completion of the conversion in 2019.

Steven L. Groot held a series of actuarial and executive management positions during a thirty-plus year career with Allstate Insurance Company. Among other positions at Allstate, Mr. Groot served as President of Allstate Insurance Companies of Canada, President of Allstate Indemnity, President of Allstate International and President of Allstate’s direct distribution and e-commerce business. He was a member of the Allstate Insurance Company board of directors from 1994 to 2002 and served on the investment and executive committees of the Allstate Insurance Company board of directors.

Mr. Groot is a Fellow of the Casualty Actuarial Society and a Member of the American Academy of Actuaries and also a member of the California State Bar Association. He currently serves as a member of the Board of Directors of CEM Insurance Company, a privately held property and casualty insurer, and was a life trustee of Lawrence Hall Youth Services in Chicago, Illinois. Since 2006, Mr. Groot has served on the board of directors of American Safety Insurance Holdings, Ltd., a specialty commercial insurer that was sold in 2013. Mr. Groot served as a director of Fidelity Life from 2006, and a director of Members Mutual from 2007, through the completion of the conversion in 2019.

Item 11. Executive Compensation.

The following table shows the compensation information for our President and Chief Executive Officer, our Executive Vice President and President and Chief Operating Officer of Fidelity Life and our Executive Vice President and President and Chief Operating Officer of Efinancial based on compensation earned for the years ended December 31, 2019 and December 31, 2018 (our “named executive officers”).

			Non-Equity
			Incentive
			Plan
		Salary	Compensation	All Other
Name and Principal Position	Year	($)	($)(1)	Compensation($)(2)(3)	Total ($)
James Hohmann	2019	725,000	2,329,755	38,177	3,092,932
President and Chief Executive Officer of Vericity	2018	700,000	818,342	35,605	1,553,947
James Harkensee	2019	433,000	727,303	18,117	1,178,420
Executive Vice President of Vericity, President and	2018	420,000	328,334	26,091	774,425
Chief Operating Officer of Fidelity Life
Chris Campbell	2019	400,000	580,548	27,137	1,007,685
Executive Vice President of Vericity, President and	2018	385,000	245,059	74,076	704,135
Chief Operating Officer of Efinancial

(1)

Includes the following amounts earned under the short-term incentive program based on 2019 and 2018 performance, respectively: Mr. Hohmann $340,514 and $523,997; Mr. Harkensee $130,527 and $240,031; and Mr. Campbell $103,346 and $199,512. See “Executive Compensation—Short-Term Incentive Program” below for additional information.  Also includes the following amounts paid in 2019 and 2018, respectively, pursuant to outstanding awards under the Long-Term Incentive Plan (“LTIP”) based on an LTIP unit value as of December 31, 2017 of $7.05 for 2018 and based on an LTIP unit value as of the closing of the conversion of $10.00 for 2019: Mr. Hohmann, $1,989,241 and $294,345; Mr. Harkensee, $596,776 and $88,303; and Mr. Campbell $477,202 and $45,547. All unvested outstanding LTIP grants became fully vested and payable upon completion of the offering and the LTIP terminated. See “—Long-Term Incentive Program” below for additional information.

(2)

All other compensation consists of the following: (i) company portion of health, dental, life, disability and vision insurance premiums, (ii) 401(k) company matching contributions, and (iii) housing stipend for Mr. Campbell.

(3)

Following the closing of the IPO, the named executive officers also received grants under an equity incentive plan adopted, maintained and administered by the standby purchaser.  See “—Apex Holdco Equity Incentive Plan” below for additional information.

Short-Term Incentive Program

2019 Short-Term Incentive Program

Under the annual bonus program, the compensation committee established 2019 bonus opportunities. Mr. Hohmann’s annual bonus opportunity was 0% to 140% of his base salary, with his target bonus opportunity equal to 80% of base salary. The bonus opportunity for each of Messrs. Harkensee and Campbell was 0% to 96.25% of their base salary, with the target bonus opportunity equal to 55% of their respective base salaries. The amount of bonus paid depended on achievement of performance measures recommended by management and approved by the compensation committee.

The performance award for each of our named executive officers was based on the following performance categories:

•	Corporate (Fidelity Life and eFinancial combined pre-tax GAAP earnings; FLASH build-out, and number of new affinity group policyholders);

•	Fidelity Life (pre-tax statutory operating income; pre-tax GAAP income; and expense initiative); and

•	Efinancial (EBITDA; retail FLA production; agent selling cost margin, and premium per marketing dollar).

Mr. Hohmann’s bonus opportunity was weighted 50% Corporate, 25% Fidelity Life, and 25% Efinancial. Mr. Harkensee’s bonus opportunity was weighted 30% Corporate, 40% Fidelity Life, and 30% Efinancial. Mr. Campbell’s bonus opportunity was weighted 30% Corporate, 30% Fidelity Life, and 40% Efinancial.

In 2019, we achieved 78% of target for Corporate, 78% for Fidelity Life, and 0% for Efinancial. Based on this performance, 2019 annual bonuses for our named executive officers were as follows: Mr. Hohmann $340,514; Mr. Harkensee $130,527; and Mr. Campbell $103,346.

2018 Short-Term Incentive Program

Under the annual bonus program, the compensation committee established 2018 bonus opportunities. Mr. Hohmann’s annual bonus opportunity was 0% to 140% of his base salary, with his target bonus opportunity equal to 80% of base salary. The bonus opportunity for each of Messrs. Harkensee and Campbell was 0% to 96.25% of their base salary, with the target bonus opportunity equal to 55% of their respective base salaries. The amount of bonus paid depended on achievement of performance measures recommended by management and approved by the compensation committee.

The performance award for each of our named executive officers was based on the following performance categories:

•	Corporate (consolidated pre-tax GAAP earnings before eliminations and before conversion costs (including GAAP audit expenses); expense initiative; number of new affinity group policyholders);

•	Fidelity Life (pre-tax statutory operating income; pre-tax GAAP income; digital direct implementation); and

•	Efinancial (EBITDA; retail placed premiums; premium per marketing dollar).

Mr. Hohmann’s bonus opportunity was weighted 50% Corporate, 25% Fidelity Life, and 25% Efinancial. Mr. Harkensee’s bonus opportunity was weighted 30% Corporate, 40% Fidelity Life, and 30% Efinancial. Mr. Campbell’s bonus opportunity was weighted 30% Corporate, 30% Fidelity Life, and 40% Efinancial.

In 2018, we achieved 80% of target for Corporate, 156% for Fidelity Life, and 59% for Efinancial. Based on this performance, 2018 annual bonuses for our named executive officers were as follows: Mr. Hohmann $523,997; Mr. Harkensee $240,031; and Mr. Campbell $199,512. On average, our named executive officers achieved approximately 96% of their target bonus.

Long-Term Incentive Plan

Prior to the IPO, our directors and named executive officers participated in the Vericity Holdings, Inc. Long-Term Incentive Plan as amended and restated January 1, 2015 (the “LTIP”).  The LTIP was a cash-based incentive plan pursuant to which annual awards of units were made based on the GAAP book value of Members Mutual as of the end of the most recently completed fiscal year.  All outstanding awards were immediately and fully vested and paid upon completion of the conversion based on an LTIP value based on per share IPO price of $10.00.  The LTIP terminated simultaneously with the close of the offering in 2019.   Payments under the LTIP to our named executive officers are described above in footnote 2 to the executive compensation table, and payments under the LTIP to our directors are described below under the heading “—Director Compensation.”

Deferred Compensation Plan

We offer a non-qualified deferred compensation plan to our named executive officers, directors and certain other executive officers. Deferred compensation plan participants can elect to defer a portion of their annual compensation into the deferred compensation plan, with the deferrals generally not subject to current income tax. Deferred compensation plan balances are credited with interest, computed monthly, using the yield rate that we earn on our invested assets. Net realized investment gains (losses) are not considered in determining earnings on deferred compensation accounts. The deferred compensation plan currently does not include a matching contribution or any additional compensation to its participants. Ms. Bynoe was the sole participator in this plan and terminated her participation on January 1, 2019. There are currently no participants in this plan.

Apex Holdco Equity Incentive Plan

Following the closing of the IPO, the standby purchaser established the Apex Holdco L.P. 2019 Equity Incentive Plan (the “EI Plan”) under the terms of the amended and restated limited partnership agreement of the standby purchaser.  Under the EI Plan, Class B units representing 20.6% of the fully diluted units of the standby purchaser at the closing of the IPO were reserved for issuance to employees, directors, advisory board members and other service providers of the Company.  Following the closing, awards under the EI Plan were made to the executive officers, certain directors, certain other employees, and advisory board members of the Company in an aggregate amount of approximately 85.4% of the available pool of Class B units under the EI Plan.  Class B units are non-voting profits interests in the standby purchaser that entitle the holders thereof to participate in the appreciation in the value of the standby purchaser, as represented by its ownership of the Company’s common stock, above a per share threshold representing the amount of the standby purchaser’s investment in the Company’s common stock, subject to certain customary adjustments, and are payable in the event of a future sale of the Company.  The grants of Class B Units made to the named executive officers, directors and advisory board members represented the following percentages of the fully diluted units of the standby purchaser at the closing of the IPO: Mr. Hohmann, 5.00%; Mr. Harkensee, 1.75%; Mr. Campbell, 1.50%; Mr. Ashe, 1.00%; Mr. Hemmings, 0.80%; Mr. Perry, 0.25%; Mr. Schacht, 0.80%, Ms. Bynoe, 0.80%; Mr. Fibiger, 0.80%; and Mr. Groot, 0.80%.

Under the EI Plan, for all of our directors and our executive officers other Mr. Hohmann, the grants of Class B units vest ratably over five years, subject to forfeiture under certain conditions. Mr. Hohmann’s grant was fully vested upon grant, subject to recoupment ratably over five years and forfeiture under certain conditions.  The grants to the directors of Vericity are not subject to forfeiture. The EI Plan is adopted, maintained and administered by the standby purchaser, not the Company.

Employment Agreements

We have entered into employment agreements with Messrs. Hohmann, Harkensee, Kim, Buchanan and Campbell and with Ms. Zimmerman. The employment agreements provide for a base salary, subject to increase as determined by the Company. Pursuant to the employment agreements, these executives are eligible to participate in all employee profit sharing and welfare benefit plans for executives as well as our annual cash incentive program, and Change in Control Severance Benefits Plan (the “CIC Plan”). The employment agreements require the Company to indemnify any executive who is made a party or is threatened to be made a party to any action, suit or proceeding because he or she is or was a director or officer of the Company, subject to certain conditions. In such case, the Company will provide for the advancement of certain expenses.

Under the employment agreements, the agreement and an executive’s employment thereunder may be terminated due to (i) death; (ii) total disability; (iii) by the Company for Cause; (iv) by the Company at any time without Cause; (v) or by an executive on at least thirty days’ notice. In the event an executive is terminated by the Company without Cause and there has not been a Change in Control under the Company’s CIC Plan, the executive will be entitled to the following (x) an amount equal to eighteen months of executive’s then current base salary; (y) an amount equal to the executive’s target bonus percentage for the current year multiplied by the amount payable pursuant to (x); and (z) COBRA coverage for eighteen months provided the executive makes the appropriate election and continues to pay the relevant premiums at the same level as when employed. The amounts payable pursuant to (x) and (y) shall be paid in monthly installments. Pursuant to the employment agreements, the executives are subject to certain restrictions regarding confidential information and trade secrets. In addition, for a period of up to eighteen months, the executives are prohibited from soliciting the Company’s customers and employees and from engaging in certain activities which compete with the Company.

Change in Control Severance Benefits Plan

Our named executive officers, among others, participate in the Vericity Holdings Change in Control Severance Benefits Plan (the “CIC plan”). The CIC plan provides for the payment of severance benefits to certain eligible employees whose employment is terminated without Cause or who voluntarily terminates for Good Reason following a Change in Control as those terms are defined in the CIC plan.

Pursuant to the CIC Plan, if our named executive officers are terminated without Cause or voluntarily terminate their employment due to Constructive Termination within 12 months of a Change in Control, they would be entitled to receive 24 months of base salary. Also, our named executive officers would receive payment of a bonus computed as the average of their short-term annual bonus as a percentage of base salary for the past three complete years in which a bonus plan was in effect. The annual bonus payout would be multiplied to be consistent with the period covered by the base salary award (2 times for 24 months). Base salary payments would continue to be paid on the same frequency as before the termination, while the bonus payment would be made in a lump sum. Following the termination of employment, we would pay the employee’s share of any health insurance premiums as were paid before the termination if the employee elects to continue coverage under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for the continuation period under COBRA. The Company would also reimburse the named executive officer the cost of obtaining comparable life and long-term disability insurance coverage that the employee was provided before the termination for 24 months. In addition, our named executive officers would be entitled to receive the immediate payment of all outstanding (vested and un-vested) awards under the Company’s incentive and bonus plans, including the annual bonus program.

In the event that any payments made under the CIC plan would cause our named executive officers to be considered the recipient of an excess parachute payment within the meaning of Section 280G(b) of the Code, the amount of such payments would be reduced to an amount necessary to avoid application of Section 280G(b) of the Code.

Director Compensation

In 2019, prior to the completion of the IPO, each non-employee director of Members Mutual, other than Mr. Hemmings, received an annual retainer of $72,500. Mr. Hemmings received an annual retainer of $100,000. In addition, each committee chair received an additional retainer of $10,000. Mr. Groot received an additional $10,000 retainer for serving as the chairman of the board of Efinancial. Ms. Bynoe was the Committee Chair for two Committees and therefore received $20,000. Each of our non-employee directors received a fee of $1,500 for each board meeting attended and a fee of $1,500 per committee meeting attended. Each director also received a cash payment for grants received under the LTIP.  Following the closing of the IPO, the annual retainer for Messers. Hemmings, Ashe and Schacht is $100,000 payable on a quarterly basis.  Messrs. Rahe, Dong and Perry do not receive cash compensation from the Company for service as a director of Vericity, Inc. Following the closing of the IPO, each director other than Messrs. Rahe and Dong also received a grant of Class B Units under the EI Plan.  See “—Apex Holdco Equity Incentive Plan” above for additional information.

Ms. Bynoe and Messrs. Fibiger and Groot served on the Vericity, Inc. board until March 2019.  They continued to serve on the boards of Members Mutual and certain of its subsidiaries until the completion of the conversion in August 2019.  The table below summarizes the total compensation earned from the Company and its subsidiaries by our non-employee directors for service as a director for the fiscal year ended December 31, 2019.

		Non-Equity
	Fees Earned or	Incentive Plan
	Paid in Cash	Compensation(1)	Total
Linda Walker Bynoe	$82,500	$136,284	$218,784
John A. Fibiger	77,500	136,284	213,784
Richard A. Hemmings	100,000	202,625	302,625
Steven L. Groot	77,500	136,284	213,784
James W. Schacht	77,500	136,284	213,784
Neil Ashe	50,000	-	50,000
Eric Rahe	-	-	-
Calvin Dong	-	-	-
Scott Perry	-	-	-

(1)

Represents amounts paid in 2019 pursuant to outstand Long-Term Incentive Plan (“LTIP”) awards which became payable upon completion of the offering. The LTIP terminated simultaneously with the close of the IPO in 2019.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

        The tables below provide information regarding the beneficial ownership of the Company's common stock for:

•	each beneficial owner known by us to be the beneficial owner of more than five percent of the Company's common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all directors and executive officers as a group.

        We have based our calculations of the percentage of beneficial ownership on 14,875,000 shares of common stock outstanding on March 30, 2020.

Five Percent Shareholders

        The following table sets forth information regarding all persons known by the Company to be the beneficial owner of more than 5% of the Company's common stock as of March 30, 2020.

Five Percent (5%) Shareholders	Number of Shares and Nature of Beneficial Ownership	Percentage of Class (%)
Apex Holdco, L.P. (1) 767 Fifth Avenue New York, NY 10153	11,373,352	76.5%

(1)

Represents shares held by Apex Holdco L.P. ("Apex Holdco"). We understand that: (1) Apex Holdco GP LLC, a Delaware limited liability company (“Apex Holdco GP”) is the sole general partner of Apex Holdco and has control over its affairs and investment decisions, including the power to vote or dispose of the shares of Common Stock held by Apex Holdco; (2) JCF Associates IV L.P., a Cayman Islands exempted limited partnership (“JCF IV LP”) is the sole member-manager of Apex Holdco GP and has control over its affairs and investment decisions, including, indirectly, the power to vote or dispose of the shares of Common Stock held by Apex Holdco; (3) JCF Associates IV Ltd., a Cayman Islands exempted company (“JCF IV GP”) is the sole general partner of JCF IV LP and has control over its affairs and investment decisions, including, indirectly, including the power to vote or dispose of the shares of Common Stock held by Apex Holdco; and (4) J. Christopher Flowers controls JCF IV GP and thus may be deemed to be in control of and therefore the beneficial owner of Apex Holdco.

Directors and Executive Officers

        The following table sets forth information regarding our common stock beneficially owned as of March 30, 2020 by (i) each director, (ii) each of the named executive officers, and (iii) all current directors and executive officers as a group.

Directors & Executive Officers	Number of Shares and Nature of Beneficial Ownership	Percentage of Class (%)
Neil Ashe	0	0.0
Calvin Dong	0	0.0
Richard A. Hemmings	193,500	1.3
James E. Hohmann	625,532	4.2
Scott Perry	0	0.0
Eric Rahe	0	0.0
James W. Schacht	5,124	* (1)
James C. Harkensee (2)	327,782	2.2
Chris Campbell	102,521	*
All current directors and executive officers as a group (12 persons)	1,660,488	11.2

(1)Ownership percentage is less than 1.0%.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has no related party transactions.

Item 14. Principal Accounting Fees and Services.

The following table provides information regarding the fees incurred to Deloitte & Touche LLP during the years ended December 31, 2019 and 2018. All fees described below were approved by the audit committee.

(dollars in thousands)	2019	2018
Audit Fees (1)	$1,150	$1,136
Audit Related Fees (2)	-	-
Tax Fees (3)	-	-
All Other Fees (4)	-	-
Total	$1,150	$1,136

(1) Audit Fees of Deloitte & Touche LLP for 2019 and 2018 were for professional services associated with the annual audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements and the issuance of consents and comfort letters in connection with registration statement filings with the SEC.

(2) Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” No such services were incurred in 2019 or 2018.

(3) Tax Fees consist of fees for tax compliance, tax advice and tax planning. No such services were incurred in 2019 or 2018.

(4) All Other Fees include any fees billed that are not audit, audit-related or tax fees. No such services were incurred in 2019 or 2018.

Before an independent registered public accounting firm is engaged by the Company to render audit or non-audit services, our audit committee must review the terms of the proposed engagement and pre-approve the engagement. The audit committee may delegate authority to one or more of the members of the audit committee to provide these pre-approvals for audit or non-audit services, provided that the person or persons to whom authority is delegated must report the pre-approvals to the full audit committee at its next scheduled meeting. Audit committee pre-approval of non-audit services (other than review and attest services) are not required if those services fall within available exceptions established by the SEC. The audit committee pre-approved all audit, audit-related, tax and other services provided by Deloitte & Touche LLP for the fiscal years 2019 and 2018 and the estimated costs of those services. Actual amounts billed, to the extent in excess of the estimated amounts, were periodically reviewed and approved by the audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) We have filed the following documents as part of this Form 10-K:

(1) Consolidated Financial Statements
See Item 8, Index to Financial Statements
(2) Financial Statement Schedules
NOTE: The financial statement schedules have been omitted as they are deemed inapplicable or not required by Regulation S-X.
(b)	Exhibits: The following are exhibits to this report, and if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included:

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Vericity, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019)

3.2	Amended and Restated Bylaws of Vericity, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019)

4.1	Form of Stock Certificate of Vericity, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

4.2	Description of Capital Stock

10.1	Fidelity Life Association Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

10.2	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

10.3

Vericity Holdings, Inc. Change in Control Severance Benefits Plan (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

10.4

Form of Indemnification Agreement for Directors and Certain Officers of Vericity, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

10.5

Automatic Coinsurance Agreement dated as of January 1, 2012 between Fidelity Life Association and Hannover Life Reassurance Company of America (as amended by Amendment I effective January  20, 2014 and Amendment II effective January 1, 2015) (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

10.6

Indemnity Reinsurance Agreement (Combined Block) effective as of October 1, 2012 by and between Combined Insurance Company of America and Fidelity Life Association (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

10.7

Indemnity Reinsurance Agreement (Transition Block) effective as of October  1, 2012 by and between Combined Insurance Company of America and Fidelity Life Association (as amended by Amendment Number One dated August 27, 2013 and Amendment Number Two effective January 1, 2014.) (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

10.8

License Agreement dated October 1, 2012 by and between Fidelity Life Association, James Harkensee and Combined Insurance Company of America (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

10.9

Amended and Restated Reinsurance Agreement effective July 1, 2016 between Fidelity Life Association and Hannover Life Reassurance Company of America (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

10.10

Automatic Self-Administered Accidental Death Benefit Rider Policy Coinsurance Reinsurance Agreement between Fidelity Life Association and Swiss Re Life and Health America Inc. effective June  1, 2013 (including Amendment 1 dated September 22, 2014, Amendment 2 dated December 23, 2014, Amendment 3 dated March 31, 2015, Amendment 4 dated April 7, 2015, Amendment 5 January 29, 2016, Amendment 6 dated March  23, 2016, and Amendment 7 dated March May 16, 2016) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

10.11

Automatic Self-Administered Coinsurance Reinsurance Agreement effective February 21, 2014 between Fidelity Life Association and Swiss Re Life & Health America Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

10.12

Amended and Restated Purchase and Sale Agreement dated as of April  20, 2018 by and between Hannover Life Reassurance Company of America (Bermuda) LTD., Fidelity Life Association, and Efinancial, LLC (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

10.13

Amended and Restated Standby Stock Purchase Agreement dated as of March 26, 2019 by and among Apex Holdco L.P., Vericity, Inc., Members Mutual Holding Company, and Fidelity Life Association (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

10.14

Amended and Restated Guaranty dated March 26, 2019 by J.C. Flowers IV L.P. in favor of Members Mutual Holding Company and Vericity, Inc. (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

10.15

Amendment No. 1 dated as of December 17, 2018 to the Amended and Restated Purchase and Sale Agreement dated as of April  20, 2018 by and between Hannover Life Reassurance Company of America (Bermuda) LTD., Fidelity Life Association, and Efinancial, LLC (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

10.16	Apex Holdco L.P. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019)

10.17	Form of Employee-Consultant Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019)

10.18	Form of Director Award Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019)

10.19	Form of CEO Award Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019)

21.1	Subsidiaries of Vericity, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

23.1	Consent of Deloitte & Touche LLP

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 30, 2020	By:	/s/ Chris S. Kim
Chris S. Kim
Executive Vice President, Chief Financial Officer and Treasurer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints James E. Hohmann and John Buchanan, and each of them, his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ James E.. Hohmann	Director, Chief Executive Officer, and President	March 30, 2020
Name

/s/ Chris S. Kim	Executive Vice President, Chief Financial Officer and Treasurer	March 30, 2020
Name

/s/ Eric Rahe	Director and Chairman	March 30, 2020
Name

/s/ Neil Ashe	Director	March 30, 2020
Name

/s/ Calvin Dong	Director	March 30, 2020
Name

/s/ Richard A. Hemmings	Director	March 30, 2020
Name

/s/ Scott Perry	Director	March 30, 2020
Name

/s/ James W. Schacht	Director	March 30, 2020
Name