Form 10-Q
period 2020-03-31
Vericity, Inc.
filed 2020-05-15
CIK 1575434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

The number of shares of Registrant’s Common Stock outstanding as of May 14, 2020 was 14,875,000.

Part 1. Financial Information

Item I. Financial Statements

Vericity, Inc.

Interim Condensed Consolidated Balance Sheets

(dollars in thousands)

	March 31,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities – available-for-sale – at fair value (amortized cost; $305,528 and $294,402)	$315,259	$314,921
Equity securities – at fair value (cost; $6,520 and $6,350)	2,485	5,231
Short-term investments - at fair value (amortized cost; $250 and $29,742)	250	29,757
Mortgage loans (net of valuation allowances of $44 and $53)	51,686	51,835
Policyholder loans	6,021	6,040
Other invested assets	104	104
Total investments	375,805	407,888
Cash and cash equivalents	53,206	37,842
Accrued investment income	2,461	2,780
Reinsurance recoverables	140,271	132,870
Deferred policy acquisition costs	89,235	85,776
Commissions and agent balances (net of allowances of $545 and $545)	12,800	11,270
Intangible assets	1,635	1,635
Deferred income tax assets, net	12,523	9,440
Other assets	24,824	32,281
Total assets	712,760	721,782
Liabilities and Shareholders' Equity
Liabilities
Future policy benefits and claims	349,886	335,766
Policyholder account balances	86,063	87,517
Other policyholder liabilities	26,234	25,063
Policy dividend obligations	10,520	11,453
Reinsurance liabilities and payables	6,967	15,382
Long-term debt	17,724	16,601
Short-term debt	4,444	3,999
Other liabilities	14,336	13,584
Total liabilities	516,174	509,365
Commitments and Contingencies (Note 6)
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	15
Additional paid-in capital	39,840	39,840
Retained earnings	155,227	163,805
Accumulated other comprehensive income (loss)	1,504	8,757
Total shareholders' equity	196,586	212,417
Total liabilities and shareholders' equity	$712,760	$721,782

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Operations

(dollars in thousands, except earnings per share)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited)
Revenues
Net insurance premiums	$30,056	$23,089
Net investment income	3,572	3,820
Net realized investment (losses) gains	(3,057)	1,048
Other-than-temporary-impairment (OTTI)	(54)	—
Earned commissions	4,125	3,746
Insurance lead sales	1,588	1,435
Other income	83	55
Total revenues	36,313	33,193
Benefits and expenses
Life, annuity, and health claim benefits	20,761	16,244
Interest credited to policyholder account balances	783	801
Operating costs and expenses	23,529	18,907
Amortization of deferred policy acquisition costs	976	3,140
Other expenses	—	22
Total benefits and expenses	46,049	39,114
(Loss) income from operations before income tax	(9,736)	(5,921)
Income tax (benefit) expense	(1,158)	314
Net (loss) income	$(8,578)	$(6,235)

Earnings per share for the periods
	Three Months Ended March 31,
	2020	2019
	(Unaudited)	(Unaudited) (Pro forma)
Weighted average shares outstanding, basic and diluted	14,875,000	14,875,000
Basic earnings per share	$(0.58)	$(0.42)
Diluted earnings per share	$(0.58)	$(0.42)

The 2019 pro forma earnings per common share—basic and diluted—presented on the above Interim Condensed Consolidated Statements of Operations is intended to depict the impact of the Conversion because neither Vericity, Inc., nor the Predecessor, had, prior to the Conversion, any outstanding common shares. The above table presents the 2019 pro forma net loss and weighted average common shares outstanding used in the computation of earnings per common share and earnings per common share – assuming dilution.

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Net (loss) income	$(8,578)	$(6,235)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments	(7,253)	4,698
Total other comprehensive income (loss)	(7,253)	4,698
Total comprehensive (loss) income	$(15,831)	$(1,537)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Common stock
Balance – beginning of period	$15	$—
Common stock issued	—	—
Balance – end of period	$15	$—

Additional paid-in capital
Balance – beginning of period	$39,840	$—
Proceeds net of offering costs	—	—
Balance – end of period	$39,840	$—

Retained earnings
Balance – beginning of period	$163,805	$174,558
Cumulative effect adjustment from changes in accounting guidance, net of tax	—	8,571
Balance after adjustments – beginning of period	163,805	183,129
Net (loss) income	(8,578)	(6,235)
Balance – end of period	$155,227	$176,894

Accumulated other comprehensive income (loss)
Balance – beginning of period	$8,757	$(2,368)
Other comprehensive (loss) income	(7,253)	4,698
Balance – end of period	$1,504	$2,330
Total shareholders' equity	$196,586	$179,224

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(8,578)	$(6,235)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation and amortization and other non-cash items	594	453
Interest credited to policyholder account balances	783	801
Deferred income tax	(1,158)	94
Net realized investment (losses) gains	3,057	(1,048)
Other-than-temporary-impairment	54	—
Interest expense	303	208
Change in:
Equity securities	(171)	(69)
Accrued investment income	319	393
Reinsurance recoverables	(7,401)	(3,173)
Deferred policy acquisition costs	(3,459)	(48)
Commissions and agent balances	(1,530)	(1,136)
Other assets	8,736	(496)
Insurance liabilities	15,972	1,185
Other liabilities	(7,607)	(2,161)
Net cash (used) by operating activities	(86)	(11,232)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	10,717	17,636
Short-term investments	29,800	—
Mortgage loans	520	763
Limited partnership interests	—	110
Purchases of:
Fixed maturity securities	(22,188)	(10,419)
Short-term investments	(250)	—
Mortgage loans	(363)	(2,502)
Limited partnership interests	—	(38)
Change in policyholder loans, net	19	(68)
Other, net	(1,878)	(1,182)
Net cash provided by investing activities	16,377	4,300
Cash flows from financing activities
Debt issued	3,167	3,137
Debt repaid	(1,901)	(1,680)
Deposits to policyholder account balances	110	126
Withdrawals from policyholder account balances	(2,303)	(2,303)
Net cash (used) by financing activities	(927)	(720)
Net increase (decrease) in cash and cash equivalents	15,364	(7,652)
Cash, cash equivalents and restricted cash – beginning of period	37,842	20,984
Cash, cash equivalents and restricted cash – end of period	$53,206	$13,332
Supplemental cash flow information
Non-cash transactions	$—	$—
Cumulative effect adjustment from changes in accounting guidance, net of tax	$—	$8,571

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Notes to Interim Condensed Consolidated Financial Statements

(dollars in thousands)

Note 1 – Summary of Significant Accounting Policies

Description of Business

Vericity, Inc. (the Company) is a Delaware corporation organized to be the stock holding company for Members Holding Company (Members) and its subsidiaries. On August 7, 2019, the Company completed the initial public offering of 14,875,000 shares of its common stock at a price of $10.00 per share (the IPO). The IPO was conducted in connection with the conversion of Members Mutual Holding Company from mutual to stock form and the acquisition by the Company of all of the capital stock of Members following its conversion to stock form after its plan of conversion and amended and restated articles of incorporation were approved at a special meeting of eligible members on August 6, 2019 (the Conversion). As a result of the Conversion, the Company became the holding company for converted Members Mutual Holding Company and its indirect subsidiaries, including Fidelity Life Association (Fidelity Life) and Efinancial, LLC (Efinancial).

The Company operates as a holding company and currently has no other business operations. Fidelity Life is an Illinois‑domiciled life insurance company that was founded in 1896.  Fidelity Life markets life insurance products through independent and affiliated distributors and is licensed in the District of Columbia and all states, except New York and Wyoming.  Efinancial markets life and other products for non‑affiliated insurance companies and sells life products for Fidelity Life.

The accompanying interim condensed consolidated financial statements present the accounts of the Company and subsidiaries for the three months ended March 31, 2020 and March 31, 2019 and at March 31, 2020 and December 31, 2019. These interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report in the Form 10-K for the year ended December 31, 2019. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Basis of Presentation

These interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report, as is permitted by such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2019, and notes thereto, included in the Form 10-K.

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

Accounting Standards Adopted

  On January 1, 2020, the Company adopted ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of disclosures in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Recent Developments

The outbreak of the novel coronavirus (“COVID-19”) in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The measures governments worldwide have enacted to combat the pandemic have resulted in disruptions in global and local supply chains and have led to adverse impacts on economic and market conditions as well as increases in unemployment. The severity of COVID-19 and duration of government containment actions impacts both employees and customers of the Company and presents material uncertainty and risk with respect to the Company’s performance, liquidity, results of operations, and financial condition.

The stress and disruption placed on the global economy and financial markets from the outbreak of COVID-19 may continue to have near and long-term negative effects on investment valuations, returns, and credit allowance exposure.  The Company will continue to closely monitor the situation, including potential negative impacts on sales of new policies and mortality; however, due to the highly uncertain nature of these conditions, it is not possible to reliably estimate the length and severity of COVID-19 or its impact to the Company’s operations, but the effect could be material.

Note 2 – Investments

The Company continuously monitors its investment strategies and individual holdings with consideration of current and projected market conditions, the composition of the Company’s liabilities, projected liquidity and capital investment needs, and compliance with investment policies and state regulatory guidelines.

Available‑for‑Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses, fair value, and OTTI loss included in accumulated other comprehensive income (AOCI) of fixed maturities available-for-sale are as follows:

	March 31, 2020
Fixed maturities	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	OTTI Losses
U.S. government and agencies	$14,531	$3,063	$(1)	$17,593	$—
U.S. agency mortgage-backed	37,429	1,985	(5)	39,409	—
State and political subdivisions	26,970	1,632	(102)	28,500	—
Corporate and miscellaneous	132,283	11,863	(3,054)	141,092	—
Foreign government	131	28	—	159	—
Residential mortgage-backed	8,110	175	(355)	7,930	(380)
Commercial mortgage-backed	18,831	426	(541)	18,716	—
Asset-backed	67,243	101	(5,484)	61,860	—
Total fixed maturities	$305,528	$19,273	$(9,542)	$315,259	$(380)

	December 31, 2019
Fixed maturities	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	OTTI Losses
U.S. government and agencies	$14,195	$1,907	$—	$16,102	$—
U.S. agency mortgage-backed	38,542	1,044	(52)	39,534	—
State and political subdivisions	23,246	1,561	(64)	24,743	—
Corporate and miscellaneous	132,108	15,311	(280)	147,139	—
Foreign government	131	40	—	171	—
Residential mortgage-backed	8,820	421	(26)	9,215	(306)
Commercial mortgage-backed	18,685	681	(31)	19,335	—
Asset-backed	58,675	306	(299)	58,682	—
Total fixed maturities	$294,402	$21,271	$(752)	$314,921	$(306)

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

	March 31, 2020
	Amortized Cost	Fair Value
Due in one year or less	$13,493	$13,582
Due after one year through five years	41,178	40,929
Due after five years through ten years	24,475	27,273
Due after ten years	94,769	105,560
Securities not due at a single maturity date — primarily mortgage and asset-backed	131,613	127,915
Total fixed maturities	$305,528	$315,259

Fixed maturities with a carrying value of $3,982 and $3,398 were on deposit with governmental authorities as required by law at March 31, 2020 and December 31, 2019 respectively.

The Company’s fixed maturities portfolio was primarily composed of investment grade securities, defined as a security having a rating of Aaa, Aa, A, or Baa from Moody’s, AAA, AA, A, or BBB from Standard & Poor’s, or National Association of Insurance Commissioners (NAIC) rating of NAIC 1 or NAIC 2. Investment grade securities comprised 98.3% and 98.2% of the Company’s total fixed maturities portfolio at March 31, 2020 and December 31, 2019, respectively.

Short-Term Investments

The Company owned $250 and $29,757 of short-term investments as of March 31, 2020 and December 31, 2019, respectively.

Mortgage Loans

The Company makes investments in commercial mortgage loans. The Company, along with other investors, owns a pro rata share of each loan. The Company participates in 33 such investment instruments with ownership shares ranging from 2.7% to 30.0% of the trust at March 31, 2020. The Company owns a share of 288 mortgage loans with an average loan balance of $180 and a maximum exposure related to any single loan of $555. Mortgage loan holdings are diversified by geography and property type as follows:

	March 31, 2020		December 31, 2019
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$16,731	32.3%	$16,892	32.6%
Office	12,056	23.3%	12,160	23.4%
Industrial	8,439	16.3%	8,517	16.4%
Mixed use	6,183	12.0%	6,240	12.0%
Apartments	3,996	7.7%	3,713	7.2%
Medical office	3,134	6.1%	3,163	6.1%
Other	1,191	2.3%	1,203	2.3%
Gross carrying value of mortgage loans	51,730	100.0%	51,888	100.0%
Valuation allowance	(44)		(53)
Net carrying value of mortgage loans	$51,686		$51,835

	March 31, 2020		December 31, 2019
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
U.S. Region:
West South Central	$12,336	23.9%	$12,498	24.1%
East North Central	12,021	23.2%	12,080	23.3%
South Atlantic	11,535	22.3%	11,637	22.4%
West North Central	4,202	8.1%	4,241	8.2%
Mountain	4,114	8.0%	4,153	8.0%
Middle Atlantic	2,809	5.4%	2,831	5.5%
East South Central	3,100	6.0%	3,133	6.0%
New England	108	0.2%	110	0.2%
Pacific	1,505	2.9%	1,205	2.3%
Gross carrying value of mortgage loans	51,730	100.0%	51,888	100.0%
Valuation allowance	(44)		(53)
Net carrying value of mortgage loans	$51,686		$51,835

During the three months ended March 31, 2020 and March 31, 2019, $363 and $2,502 of new mortgage loans were purchased, respectively, which did not include second lien mortgage loans. There were no taxes, assessments, or any amounts advanced that were not included in the mortgage loan balances at March 31, 2020 and December 31, 2019.  At March 31, 2020 and December 31, 2019, the Company had 5 mortgage loans with a total carrying value of $527 and $528 that were in a restructured status, respectively. There were no impairments for mortgage loans at March 31, 2020 and December 31, 2019.

The changes in the valuation allowance for commercial mortgage loans were as follows:

	Three Months Ended March 31, 2020	Year Ended December 31, 2019
Beginning balance	$53	$236
Net decrease in valuation allowance	(9)	(183)
Ending balance	$44	$53

At March 31, 2020 and December 31, 2019, the Company had no mortgage loans that were on nonaccrual status.

At March 31, 2020 and December 31, 2019, the Company had a commitment to make investments in mortgage loans in the amount of $359 and $359, respectively.

Net Investment Income

The sources of net investment income are as follows:

	Three Months Ended March 31,
	2020	2019
Interest from:
Fixed maturities	$2,970	$3,310
Policyholder loans	86	131
Mortgage loans	639	632
Short-term investments	114	—
Cash and cash equivalents	101	60
Dividends on equity securities	104	101
Gross investment income	4,014	4,234
Investment expense	(442)	(414)
Net investment income	$3,572	$3,820

Investment expenses include investment management fees, some of which include incentives based on market performance, custodial fees and internal costs for investment-related activities.

Net Realized Investment (Losses) Gains

The sources of realized investment (losses) gains are as follows:

	Three Months Ended March 31,
	2020	2019
Investment (losses) gains from:
Fixed maturities	$(140)	$111
Equity securities	(2,916)	778
Mortgage loans	9	174
Limited partnership interests	—	(7)
Investment expenses	(10)	(8)
Total net realized investment (losses) gains	$(3,057)	$1,048

Other-Than-Temporary Impairments

The Company regularly reviews its investments portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. A fixed maturity security is OTTI if the fair value of the security is less than its amortized cost basis and the Company either intends to sell the fixed maturity security or it is more likely than not the Company will be required to sell the fixed maturity security before recovery of its amortized cost basis. For all other securities in an unrealized loss position in which the Company does not expect to recover the entire amortized cost basis, the security is deemed to be OTTI for credit reasons.

Significant judgment is required in the determination of whether an OTTI loss has occurred for a security. The Company has developed a consistent methodology and has identified significant inputs for determining whether an OTTI loss has occurred. Some of the factors considered in evaluating whether a decline in fair value is OTTI are the financial condition and prospects of the issuer, payment status, the probability of collecting scheduled principal and interest payments when due, credit ratings of the securities, and the duration and severity of the decline.

The credit loss component of a fixed maturity security impairment is calculated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of cash flows discounted at the effective rate implicit to the security at the date of purchase or prior impairment. The methodology and assumptions for estimating the cash flows vary depending on the type of security. For mortgage-backed and asset-backed securities, cash flow estimates, including prepayment assumptions, are based on data from widely accepted third-party sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral characteristics, expectations of delinquency and default rates, and structural support, including subordination and guarantees. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss exists and the security is considered to be temporarily impaired. If the present value of the expected cash flows is less than amortized cost, the security is determined to be OTTI impaired for credit reasons and is recognized as an OTTI loss in earnings. The non-credit component, determined as the difference between the adjusted amortized cost basis and fair value, is recognized as OTTI in other comprehensive (loss) income.

A rollforward of the cumulative credit losses on fixed maturity securities is as follows:

	March 31,	December 31,
	2020	2019
Beginning balance of credit losses on fixed maturity securities	$869	$828
Additional credit losses for which an OTTI was not previously recognized	54	41
Ending balance of credit losses on fixed maturity securities	$923	$869

Unrealized Losses for Fixed Maturities

The Company’s fair value and gross unrealized losses for fixed maturities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position are as follows:

	12 months or less		Longer than 12 months		Total
March 31, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. government and agencies	$349	$(1)	$—	$—	$349	$(1)
U.S. agency mortgage-backed	1,203	(3)	61	(2)	1,264	(5)
State and political subdivisions	4,266	(102)	—	—	4,266	(102)
Corporate and miscellaneous	26,804	(2,848)	928	(206)	27,732	(3,054)
Residential mortgage-backed	4,349	(327)	140	(28)	4,489	(355)
Commercial mortgage-backed	7,890	(541)	—	—	7,890	(541)
Asset-backed	46,079	(4,409)	8,961	(1,075)	55,040	(5,484)
Total fixed maturities	$90,940	$(8,231)	$10,090	$(1,311)	$101,030	$(9,542)

	12 months or less		Longer than 12 months		Total
December 31, 2019	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. government and agencies	$—	$—	$—	$—	$—	$—
U.S. agency mortgage-backed	2,719	(28)	2,157	(24)	4,876	(52)
State and political subdivisions	3,061	(64)	—	—	3,061	(64)
Corporate and miscellaneous	6,799	(151)	1,613	(129)	8,412	(280)
Residential mortgage-backed	2,811	(16)	161	(10)	2,972	(26)
Commercial mortgage-backed	3,125	(31)	—	—	3,125	(31)
Asset-backed	27,893	(196)	1,997	(104)	29,890	(300)
Total fixed maturities	$46,408	$(486)	$5,928	$(267)	$52,336	$(753)

The indicated gross unrealized losses in all fixed maturity categories increased to $9,542 from $753 at March 31, 2020 and December 31, 2019, respectively. Based on the Company’s current evaluation of its fixed maturities in an unrealized loss position in accordance with our impairment policy and the Company’s current intentions regarding these securities, the Company concluded that these securities were not OTTI.

Information and concentrations related to fixed maturities in an unrealized loss position are included below. The tables below include the number of fixed maturities in an unrealized loss position for greater than and less than 12 months and the percentage that were investment grade at March 31, 2020.

	Unrealized Losses 12 months or less
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. government and agencies	2	2	—	—	100%
U.S. agency mortgage-backed	5	5	—	—	100%
State and political subdivisions	16	16	—	—	65%
Corporate and miscellaneous	62	38	13	11	68%
Residential mortgage-backed	19	17	2	—	86%
Commercial mortgage-backed	14	12	2	—	84%
Asset-backed	106	69	16	21	100%
Total fixed maturities	224	159	33	32

	Unrealized Losses greater than 12 months
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. agency mortgage-backed	2	2	—	—	100%
Corporate and miscellaneous	4	—	3	1	0%
Residential mortgage-backed	2	1	1	—	0%
Asset-backed	13	7	6	—	100%
Total fixed maturities	21	10	10	1

Note 3 – Policy Liabilities

Future Policy Benefits

Future policy benefits represent the reserve for direct and assumed traditional life insurance policies and annuities in payout status.

The annuities in payout status are certain structured settlement contracts. The policy liability for structured settlement contracts of $17,691 and $18,474 at March 31, 2020 and December 31, 2019, respectively, is computed as the present value of contractually specified future benefits. The amount included in the policy liability for structured settlements that are life contingent at March 31, 2020 and December 31, 2019, is $13,262 and $13,637, respectively.

To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded. A liability of $4,013 and $4,482 is included as part of the liability for structured settlements with respect to this deficiency at March 31, 2020 and December 31, 2019, respectively. The offset to this liability is recorded as a reduction of the unrealized capital gains included in AOCI.

Participating life insurance in force was 13.5% and 15.9% of the face value of total life at March 31, 2020 and December 31, 2019, respectively.

Note 4 – Reinsurance

The Company uses reinsurance to mitigate exposure to potential losses, provide additional capacity for growth, and provide greater diversity of business. For ceded reinsurance, the Company remains liable to the extent that reinsuring companies may not be able to meet their obligations under the reinsurance agreements. To manage the risk from failure of a reinsurer to meet its obligations, the Company periodically evaluates the financial condition of all of its reinsurers. No amounts have been recorded in the three months ended March 31, 2020 and 2019 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.

Reinsurance recoverable are as follows:

	March 31,	December 31,
	2020	2019
Ceded future policy benefits	$118,961	$113,591
Claims and other amounts recoverables	21,310	19,279
Ending balance	$140,271	$132,870

The reconciliation of direct premiums to net premiums is as follows:

	Three Months Ended March 31,
	2020	2019
Direct premiums	$28,100	$36,310
Assumed premiums	8,370	4,751
Ceded premiums	(6,414)	(17,972)
Net insurance premiums	$30,056	$23,089

Net policy charges on universal life products were $43 and $43 for the three months ended March 31, 2020 and 2019, respectively, and are included in other income.

At March 31, 2020 and December 31, 2019, reserves related to fixed‑rate annuity deposits assumed from a former affiliate company amounted to approximately $76,927 and $78,296, respectively, and are included with policyholder account balances in the Interim Condensed Consolidated Balance Sheets.

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

The assets and liabilities within the Closed Block are included in the Company’s consolidated financial statements on the same basis as other accounts of the Company. The maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at March 31, 2020 and December 31, 2019 is $9,928 and $9,851 of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience, respectively.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block, which is referred to as the actuarial calculation. The actuarial calculation projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the actuarial calculation as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block. The review of Closed Block experience also includes consideration of whether a policy dividend obligation should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. At March 31, 2020 and December 31, 2019, the Company recognized a policyholder dividend obligation of $10,520 and $11,453, respectively, resulting from the excess of actual cumulative earnings over the expected cumulative earnings and from accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block.

The impacts on the Company’s comprehensive (loss) income from recognizing policyholder dividend obligations are as follows:

	March 31,	December 31,
	2020	2019
Actual cumulative (loss) income earnings over expected cumulative earnings	$(9,275)	$(9,049)
Income tax (benefit) expense	(1,948)	(1,900)
Net (loss) income impact	(7,327)	(7,149)
Accumulated net unrealized investment (losses) gains	(1,245)	(2,404)
Income tax (benefit) expense	(261)	(504)
Other comprehensive (loss) income impact	(984)	(1,900)
Comprehensive (loss) income impact	$(8,311)	$(9,049)

Information regarding the Closed Block liabilities (assets) designated to the Closed Block is as follows:

	March 31,	December 31,
Closed Block Liabilities	2020	2019
Future policy benefits and claims	$44,050	$39,704
Policyholder account balances	7,503	7,608
Other policyholder liabilities	3,686	4,630
Policyholder dividend obligations	10,520	11,453
Other (assets) liabilities	(542)	8,778
Total Closed Block liabilities	65,217	72,173
Assets Designated to the Closed Block
Investments:
Fixed maturities - available-for-sale (amortized cost $36,517 and $33,455, respectively)	39,315	37,483
Policyholder loans	1,256	1,249
Total investments	40,571	38,732
Cash and cash equivalents	5,145	7,025
Premiums due and uncollected	251	9,625
Accrued investment income	415	432
Reinsurance recoverables	24,119	23,447
Deferred income tax assets, net	3,386	3,557
Total assets designated to the Closed Block	73,887	82,818
Excess of Closed Block assets over liabilities	8,670	10,645
Amounts included in accumulated other comprehensive income:
Unrealized investment gains (losses), net of income tax	2,211	3,182
Allocated to policyholder dividend obligations, net of income tax	(984)	(1,900)
Total amounts included in accumulated other comprehensive income	1,227	1,282
Maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities (includes excess assets of $9,928 and $9,851, respectively)	$(7,443)	$(9,363)

	March 31,	December 31,
Policyholder Dividend Obligations	2020	2019
Beginning balance	$11,453	$9,383
Impact from earnings allocable to policyholder dividend obligations	226	381
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligations	(1,159)	1,689
Ending balance	$10,520	$11,453

Information regarding the Closed Block revenues and expenses is as follows:

	Three Months Ended March 31,
	2020	2019
Revenues
Net insurance premiums	$5,261	$1,269
Net investment income	377	389
Total revenues	5,638	1,658
Benefits and expenses
Life and annuity benefits - including policyholder dividends of $392 and $260, respectively	4,446	1,402
Interest credited to policyholder account balances	46	49
Operating costs and expenses	3,576	120
Total expenses	8,068	1,571
Revenues, net of expenses before provision for income tax expense	(2,430)	87
Income tax expense (benefit)	(510)	18
Revenues, net of expenses and provision for income tax expense (benefit)	$(1,920)	$69

The Company charges the Closed Block with federal income taxes and state and local premium taxes, policy maintenance costs and investment management expenses relating to the Closed Block as provided in the Closed Block Memorandum.

The following table presents the amortized cost and fair value of the Closed Block fixed maturity securities portfolio by contractual maturity at March 31, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
Due in one year or less	$2,486	$2,510
Due after one year through five years	10,348	9,952
Due after five years through ten years	2,593	2,886
Due after ten years	17,945	20,957
Securities not due at a single maturity date — primarily mortgage and asset- backed	3,145	3,010
Total fixed maturities	$36,517	$39,315

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

Federal Home Loan Bank of Chicago

The Company is a member of the Federal Home Loan Bank of Chicago (FHLBC). As a member, the Company is able to borrow on a collateralized basis from FHLBC which can be used as an alternative source of liquidity. FHLBC membership requires the Company to own member stock. At March 31, 2020 and December 31, 2019, the Company held $104 of FHLBC common stock which allows the Company to borrow up to $2,311. Interest on borrowed funds is charged at variable rates established from time to time by FHLBC and depending on the borrowing option selected at the time of the borrowing. No amounts have been borrowed from the FHLBC as of March 31, 2020 and December 31, 2019.

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

Recurring and Non-Recurring Fair Value Measurements

The Company’s assets that are carried at fair value on a recurring and non-recurring basis, by fair value hierarchy level, are as follows:

March 31, 2020	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$17,593	$—	$17,593
U.S. agency mortgage-backed	—	39,409	—	39,409
State and political subdivisions	—	28,501	—	28,501
Corporate and miscellaneous	1,672	139,271	149	141,092
Foreign government	—	159	—	159
Residential mortgage-backed	—	7,930	—	7,930
Commercial mortgage-backed	—	18,613	103	18,716
Asset-backed	—	60,784	1,075	61,859
Total fixed maturities	1,672	312,260	1,327	315,259
Short-term investments	—	250	—	250
Equity securities	2,485	—	—	2,485
Total recurring assets	$4,157	$312,510	$1,327	$317,994

December 31, 2019	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$16,102	$—	$16,102
U.S. agency mortgage-backed	—	39,535	—	39,535
State and political subdivisions	—	24,743	—	24,743
Corporate and miscellaneous	1,870	145,268	—	147,138
Foreign government	—	171	—	171
Residential mortgage-backed	—	9,215	—	9,215
Commercial mortgage-backed	—	19,335	—	19,335
Asset-backed	—	57,467	1,215	58,682
Total fixed maturities	1,870	311,836	1,215	314,921
Short-term investments	29,757	—	—	29,757
Equity securities	5,231	—	—	5,231
Total recurring assets	$36,858	$311,836	$1,215	$349,909

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

Level 3 fair value classification consists of investments in structured securities where the fair value of the security is determined by a pricing service using internal pricing models where one or more of the significant inputs is unobservable in the marketplace, or there is a single broker/dealer quote. The fair value of a broker-quoted asset is based solely on the receipt of an updated quote from a single market maker or a broker-dealer recognized as a market participant. The Company does not adjust broker quotes when used as the fair value measurement for an asset. At March 31, 2020, the Company held 6 securities priced using a broker/dealer quote that was within Level 3.  The fair value of Level 3 liabilities is estimated on the discounted cash flow of contractual payments.

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

		Total gains (losses) included in:
	Balance at January 1, 2020	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at March 31, 2020
Financial Assets
Fixed maturities
Corporate and miscellaneous	$—	$—	$(25)	$—	$—	$(2)	$175	$148
Commercial mortgage-backed	—	—	2	101	—	—	—	$103
Asset-backed	1,215	(46)	(273)	250	—	(70)	—	1,076
Total assets	$1,215	$(46)	$(296)	$351	$—	$(72)	$175	$1,327

		Total gains (losses) included in:
	Balance at January 1, 2019	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2019
Financial Assets
Fixed maturities
Corporate and miscellaneous	$12,773	$—	$—	$—	$—	$—	$(12,773)	$—
Asset-backed	922	—	3	1,875	—	(1,585)	—	1,215
Total assets	$13,695	$—	$3	$—	$—	$(1,585)	$(12,773)	$1,215

There were 2 transfers out of Level 2 into Level 3 in 2020. In 2019, there were 29 transfers from Level 3 to Level 2. There were no other transfers between other levels in 2020.

Financial Instruments not Measured at Fair Value

The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude cash and cash equivalents and accrued investment income, that are not securities and therefore are not included in the three-level hierarchy table disclosed in the “— Recurring and Non-Recurring Fair Value Measurements” section. The carrying amount and estimated fair values of the Company’s financial instruments that are not measured at fair value on the Interim Condensed Consolidated Balance Sheets are as follows:

		Estimated Fair Value
March 31, 2020	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$51,686	$—	$—	$47,139	$47,139
Policyholder loans	6,021	—	—	7,898	7,898
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	20,786	—	—	17,980	17,980
Long/short-term debt	22,168	—	—	24,527	24,527
Policyholder account balances	86,063	—	—	85,229	85,229

		Estimated Fair Value
December 31, 2019	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$51,835	$—	$—	$47,567	$47,567
Policyholder loans	6,040	—	—	7,926	7,926
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	21,290	—	—	19,070	19,070
Long/short-term debt	20,600	—	—	23,060	23,060
Policyholder account balances	87,517	—	—	89,896	89,896

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.

Mortgage Loans — Fair value was based on the discounted value of future cash flows for all first mortgage loans adjusted for specific loan risk. The discount rate was based on the rate that would be offered for similar loans at the reporting date. Fair value excludes $3,499 and $3,193 of second and mezzanine mortgages carried at cost which fair value is not measurable at March 31, 2020 and December 31, 2019, respectively.

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

Long and Short-Term Debt — Fair value was calculated using the discounted value of future cash flows method. The discount rate was based on the rate that is commensurable to the level of risk. The carrying amounts reported on the Interim Condensed Consolidated Balance Sheets has been divided in to short and long-term based upon expected maturity dates.

Note 8 – Long and Short-Term Debt

The Company originally entered into a financing arrangement with an external party in January 2018, from which the Company receives an advanced commission-based payment for certain Insurance Segment term policies sold through the Agency Segment, in exchange for a level commission that is paid by the Company over the period the policy remains in-force. The Company’s arrangement with the external party allows the Company to finance up to $27,500 of commission. At March 31, 2020 and December 31, 2019, the Company had a net advance of $20,354 and $19,089, respectively, under this arrangement. At March 31, 2020, the Company expects to pay back the aggregate amounts as presented in the following table.

Due in one year or less	$4,444
Due after one year through two years	2,769
Due after two years through three years	2,531
Due after three years through four years	2,365
Due after four years through five years	2,238
Due after five years	17,552
Less discount	(9,731)
Total long/short-term debt	$22,168

Note 9 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of taxes are as follows:

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at January 1, 2020	$362	$8,395	$8,757

Other comprehensive income (loss)	—	(9,177)	(9,177)
Income tax (expense) benefit	—	1,924	1,924
Other comprehensive income (loss), net of tax	—	(7,253)	(7,253)
Balance at March 31, 2020	$362	$1,142	$1,504

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at January 1, 2019	$362	$(2,730)	$(2,368)

Other comprehensive income (loss)	—	5,947	5,947
Income tax (expense) benefit	—	(1,249)	(1,249)
Other comprehensive income (loss), net of tax	—	4,698	4,698
Balance at March 31, 2019	$362	$1,968	$2,330

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

The Corporate Segment includes certain expenses that are corporate expenses or that will benefit the overall organization and are not allocated to a segment. This segment also recognizes net investment income on cash and invested assets held mainly as a result of the IPO.

All intercompany accounts and transactions have been eliminated in consolidation, including any profit or loss from the sale of Insurance Segment products through the Agency Segment.

The segment results are as follows:

	Three Months Ended March 31, 2020					Three Months Ended March 31, 2019
	Insurance	Agency	Corporate	Eliminations	Total Consolidated	Insurance	Agency	Corporate	Eliminations	Total Consolidated
Net insurance premiums	$30,056	$—	$—	$—	$30,056	$23,089	$—	$—	$—	$23,089
Net investment income	3,479	—	168	(75)	3,572	3,843	—	82	(105)	3,820
Net realized investment (losses) gains	(3,057)	—	—	—	(3,057)	1,048	—	—	—	1,048
Other-than-temporary-impairment	(54)	—	—	—	(54)	—	—	—	—	—
Earned commissions from external customers	—	4,125	—	—	4,125	—	3,746	—	—	3,746
Intersegment earned commissions	—	6,466	—	(6,466)	—	—	6,119	—	(6,119)	—
Other income	83	1,588	—	—	1,671	55	1,435	—	—	1,490
Total revenues	30,507	12,179	168	(6,541)	36,313	28,035	11,300	82	(6,224)	33,193
Life, annuity, and health claim benefits	21,544	—	—	—	21,544	17,045	—	—	—	17,045
Operating costs and expenses	11,850	12,981	2,388	(3,690)	23,529	8,207	12,394	1,827	(3,521)	18,907
Amortization of deferred policy acquisition costs	2,186	—	—	(1,210)	976	4,259	—	—	(1,119)	3,140
Amortization of intangible assets	—	—	—	—	—	—	22	—	—	22
Total benefits and expenses	35,580	12,981	2,388	(4,900)	46,049	29,511	12,416	1,827	(4,640)	39,114
(Loss) income from operations before income tax	$(5,073)	$(802)	$(2,220)	$(1,641)	$(9,736)	$(1,476)	$(1,116)	$(1,745)	$(1,584)	$(5,921)

	March 31, 2020				December 31, 2019
	Insurance	Agency	Corporate	Total Consolidated	Insurance	Agency	Corporate	Total Consolidated
Investments and cash	$399,978	$744	$28,289	$429,011	$412,329	$1,170	$32,231	$445,730
Commissions and agent balances	(13,876)	26,676	—	12,800	(13,775)	25,045	—	11,270
Deferred policy acquisition costs	89,235	—	—	89,235	85,776	—	—	85,776
Intangible assets	—	1,635	—	1,635	—	1,635	—	1,635
Reinsurance recoverables	140,271	—	—	140,271	132,870	—	—	132,870
Deferred income tax (liabilities) assets, net	(5,249)	—	17,772	12,523	(8,235)	—	17,675	9,440
Other	22,082	4,614	589	27,285	31,029	3,393	639	35,061
Total assets	$632,441	$33,669	$46,650	$712,760	$639,994	$31,243	$50,545	$721,782

The Company’s investment in equity method investees and the related equity income is attributable to the Corporate Segment.

All the Company’s significant revenues and long-lived assets are located in the United States, which is the Company’s country of domicile.

Note 11 –Subsequent Events

Management has evaluated subsequent events up to and including May 15, 2020 the date these Interim Condensed Consolidated Financial Statements were issued and determined there were no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2020 and 2019

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

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes included in Item 1 of this Form 10-Q. Some of the information contained in this discussion and analysis and set forth elsewhere in this Form 10-Q constitutes forward looking information that involves risks and uncertainties. You should review “Forward Looking Statements” for a discussion of important factors that could cause actual results to differ materially from the results described, or implied by, the forward-looking statements contained herein.

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

COVID-19

The outbreak of the novel coronavirus (“COVID-19”) in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The measures governments worldwide have enacted to combat the pandemic have resulted in disruptions in global and local supply chains and have led to adverse impacts on economic and market conditions as well as increases in unemployment. The severity of COVID-19 and duration of government containment actions impacts both employees and customers of the Company and presents material uncertainty and risk with respect to the Company’s performance, liquidity, results of operations, and financial condition.

The stress and disruption placed on the global economy and financial markets from the outbreak of COVID-19 may continue to have near and long-term negative effects on investment valuations, returns, and credit allowance exposure.  The Company will continue to closely monitor the situation, including potential negative impacts on sales of new policies and mortality; however, due to the highly uncertain nature of these conditions, it is not possible to reliably estimate the length and severity of COVID-19 or its impact to the Company’s operations, but the effect could be material.

Agency Segment

This segment primarily consists of the operations of Efinancial. Efinancial is a call center-based insurance agency that markets life insurance for Fidelity Life and unaffiliated insurance companies. Efinancial’s primary operations are conducted through employee agents from three call center locations, which we refer to as our retail channel. In addition, Efinancial operates as a wholesale agency, assisting independent agents that seek to produce business for the carriers that Efinancial represents, which we refer to as our wholesale channel. The Agency Segment’s main source of revenue is commissions earned on the sale of insurance policies sold through our retail and wholesale channels. Efinancial also generates data and click-through revenue (reported as part of Insurance Lead Sales on the related Interim Condensed Consolidated Statements of Operations) through its eCoverage web presence.

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

Annuities and Assumed Life. We have assumed reinsurance commitments with respect to annuity contract holder deposits and a block of life insurance contracts that were ceded by former affiliates of Fidelity Life. Under an agreement with Protective Life Insurance Company (Protective Life), the successor to a former affiliate of Fidelity Life, Fidelity Life had assumed a portion of risk on a group of life insurance contracts primarily written in the 1980s and early 1990s. On March 29, 2019, Protective Life and Fidelity Life agreed that Protective Life would recapture the majority of this assumed life block of business, thereby relieving Fidelity Life from further liability under the recaptured business (except for obligations incurred prior to the recapture effective date). Under the recapture agreement, Fidelity Life paid Protective Life an amount equal to the assumed carried reserves, and in turn, Fidelity Life received payment from its reinsurers of this business for their portion of the related ceded reserves. We recognized a $2.2 million gain from this transaction in 2019.

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

Corporate Segment

The results of this segment consist of net investment income and net realized investment gains (losses) earned on invested assets. We also include certain corporate expenses that are not allocated to our other segments, including expenses of the Company, board expenses, allocation of executive management time spent on corporate matters, and financial reporting and auditing costs related to our consolidation and internal controls. Our Corporate Segment recognizes income (loss) to the extent that net investment income and net realized investment gains (losses) exceed (are less than) corporate expenses.

Critical Accounting Policies

Our critical accounting policies are described in “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” to our Consolidated Financial Statements as of and for the year ended December 31, 2019 included in the Form 10-K. The preparation of the Interim Condensed Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. We regularly evaluate our estimates and judgments based on historical experience, market indicators and other relevant factors and circumstances. Actual results may differ from these estimates under different assumptions or conditions and may affect our financial position and results of operations. Accordingly, these Interim Condensed Consolidated Financial Statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2019, and notes thereto, included in the Form 10-K.

Results of Operations

The major components of operating revenues, benefits and expenses and net (loss) income were as follows:

Vericity, Inc. Consolidated Results of Operations

(dollars in thousands)

	Three Months Ended March 31,
Revenues	2020	2019
Net insurance premiums	$30,056	$23,089
Net investment income	3,572	3,820
Net realized investment (losses) gains	(3,057)	1,048
Other-than-temporary-impairment	(54)	-
Earned commissions	4,125	3,746
Insurance lead sales	1,588	1,435
Other income	83	55
Total revenues	36,313	33,193
Benefits and expenses
Life, annuity, and health claim benefits	20,761	16,244
Interest credited to policyholder account balances	783	801
Operating costs and expenses	23,529	18,907
Amortization of deferred policy acquisition costs	976	3,140
Other expenses	-	22
Total benefits and expenses	46,049	39,114
(Loss) income before income taxes	(9,736)	(5,921)
Income tax (benefit) expense	(1,158)	314
Net (loss) income	$(8,578)	$(6,235)

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Total Revenues

For the three months ended March 31, 2020, total revenues were $36.3 million compared to $33.2 million for the three months ended March 31, 2019. This increase of $3.1 million resulted from higher net insurance premiums and earned commissions, partially offset by net realized investment losses for the three months ended March 31, 2020 compared to net realized investment gains for the three months ended March 31, 2019 as a result of losses in our equity portfolio due to economic conditions.

Benefits and Expenses

For the three months ended March 31, 2020, total benefits and expenses were $46.0 million compared to $39.1 million for the three months ended March 31, 2019. This increase of $6.9 million was primarily due to higher life, annuity, and health claim benefits and operating costs and expenses, partially offset by lower amortization of deferred policy acquisition costs.

(Loss) Income from Operations Before Income Taxes

For the three months ended March 31, 2020, we had a loss before taxes of $9.7 million compared to a loss before taxes of $5.9 million for the three months ended March 31, 2019. The higher loss of $3.8 million was primarily due to net realized investment losses for the three months ended March 31, 2020.

Analysis of Segment Results

Reconciliation of Segment Results to Consolidated Results

The following analysis reconciles the reported segment results to the Company’s total consolidated results.

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
(Loss) income from operations before income tax by segment
Agency	$(802)	$(1,116)
Insurance	(5,073)	(1,476)
Corporate	(2,220)	(1,745)
Eliminations	(1,641)	(1,584)
(Loss) income from operations before income tax	(9,736)	(5,921)
Income tax (benefit) expense	(1,158)	314
Net (loss) income	$(8,578)	$(6,235)

Agency Segment

The results of our Agency Segment were as follows:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Revenues
Earned commissions	$10,591	$9,865
Insurance lead sales	1,588	1,435
Total revenues	12,179	11,300
Expenses
Operating costs and expenses	12,981	12,394
Amortization of intangibles	—	22
Total expenses	12,981	12,416
(Loss) income before income taxes	$(802)	$(1,116)

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Earned Commissions

For the three months ended March 31, 2020, earned commissions were $10.6 million compared to $9.9 million for the three months ended March 31, 2019. This increase of $0.7 million resulted from higher sales in our retail channel, which was primarily driven by increased agent headcount.

Insurance Lead Sales

For the three months ended March 31, 2020, insurance lead sales were $1.6 million compared to $1.4 million for the three months ended March 31, 2019. This increase of $0.2 million was primarily due to higher click-through revenue.

Operating Costs and Expenses

For the three months ended March 31, 2020, operating costs and expenses were $13.0 million compared to $12.4 million for the three months ended March 31, 2019. This increase of $0.6 million was primarily due to higher variable cost of sales.

Net (Loss) Income

For the three months ended March 31, 2020, the Agency Segment incurred a net loss of $0.8 million compared to net loss of $1.1 million for the three months ended March 31, 2019. This decrease in net loss of $0.3 million was the result of higher earned commissions, partially offset by higher operating costs.

Insurance Segment

The results of our Insurance Segment were as follows:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Revenues
Net insurance premiums	$30,056	$23,089
Net investment income	3,479	3,843
Net realized investment (losses) gains	(3,057)	1,048
Other-than-temporary-impairment	(54)	—
Other income	83	55
Total revenues	30,507	28,035
Benefits and expenses
Life, annuity, and health claim benefits	20,761	16,244
Interest credited to policyholder account balances	783	801
Operating costs and expenses	11,850	8,207
Amortization of deferred policy acquisition costs	2,186	4,259
Total benefits and expenses	35,580	29,511
(Loss) income from operations before income tax	$(5,073)	$(1,476)

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Net Insurance Premiums

For the three months ended March 31, 2020, net insurance premiums were $30.1 million compared to $23.1 million for the three months ended March 31, 2019. This increase of $7.0 million in net insurance premiums was primarily due to growth in our Core Life lines of $2.4 million, mainly driven by increases in LifeTime Benefit Term (LBT) and RAPIDecision® Life. In addition, there was an increase of $4.0 million related to Closed Block and $0.5 million related to the 2019 recapture of annuities and assumed life. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Net Investment Income

For the three months ended March 31, 2020, net investment income, was $3.5 million compared to $3.8 million for the three months ended March 31, 2019. The decrease was mainly due to lower book yields in the fixed maturity portfolio resulting from the lower interest rate environment. For more information on Net investment income, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Net Realized Investment Gains (Losses)

For the three months ended March 31, 2020, net realized investment losses were $3.1 million compared to $1.0 million net realized investment gains for the months ended March 31, 2019. The decrease was mainly due to the equity portfolio which incurred losses of $2.9 million and gains of $0.8 million in the first quarter 2020 and 2019, respectively. The portfolio is invested in the energy sector which incurred losses partially attributable to the novel coronavirus. For more information on Net realized investment gains (losses), see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Life, Annuity and Health Claim Benefits

For the three months ended March 31, 2020, life, annuity and health claim benefits were $20.7 million compared with $16.2 million for the three months ended March 31, 2019. This increase of $4.5 million was mainly attributable to an increase of $3.0 million in Closed Block and $1.9 million primarily a result of the 2019 recapture of annuities and assumed life business. Core Life and Non-Core Life lines declined $0.4 million, primarily attributable to reduced claim benefits. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Operating Costs and Expenses

For the three months ended March 31, 2020, operating costs and expenses were $11.9 million compared to $8.2 million for the three months ended March 31, 2019. This increase of $3.6 million was primarily due to reduced ceded allowances attributed to the Closed Block. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Amortization of Deferred Policy Acquisition Costs

For the three months ended March 31, 2020, amortization of deferred policy acquisition costs was $2.2 million compared to $4.3 million for the three months ended March 31, 2019. The decrease of $1.9 million includes a $2.9 million decrease in Closed Block partially offset by increases in our Core Life lines of $0.4 million and Non-Core Life lines of $0.3 million. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Net (Loss) Income

For the three months ended March 31, 2020, net loss was $5.1 million compared to net loss of $1.5 million for the three months ended March 31, 2019. This increase in net loss of $3.6 million resulted primarily from a $3.1 million net realized investment losses for the three months ended March 31, 2020 compared to net realized investment gains for the three months ended March 31, 2019, $4.5 million increase in life, annuity and health claim benefits, $3.6 million increase in operating costs and expenses, and $0.4 million reduction in net investment income partially offset by an increase in net insurance premiums of $7.0 million and a reduction in amortization of deferred acquisition costs of $2.0 million.

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

The maximum future earnings to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at March 31, 2020 and December 31, 2019, are $9.9 million and $9.9 million, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

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

The block where there are no dividends expected had a significant number of policies issued in December 1999 which had level premiums for the first 20 durations, followed by premiums which increased significantly in duration 21 as the premiums from that point forward go to an annually increasing scale. The approximate increase in premiums going from the 20th to the 21st duration is 1300%. Direct policies are a mixture of annual, semi-annual, quarterly, and monthly premium payment modes, whereas ceded policies are all annual premium mode. Therefore, both direct and ceded premiums increased significantly in the fourth quarter of 2019 on the Closed Block compared to the prior year as this group of policies ended their level term with larger impacts affecting ceded premiums more than direct premiums as a result of these modal differences.

Most of these policies lapsed in the first quarter of 2020 causing increases in net insurance premiums due to modal differences in direct and ceded premiums and a reduction in ceding allowances included in operating costs and expenses and life, annuity and health claim benefits and offset by a decrease in amortization of deferred policy acquisition costs.

Corporate Segment

The results of the Corporate Segment were as follows:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Revenues
Net investment income	$168	$82
Total revenues	168	82
Expenses
Operating costs and expenses	2,388	1,827
Total expenses	2,388	1,827
(Loss) income from operations before income tax	$(2,220)	$(1,745)

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Net (Loss) Income

For the three months ended March 31, 2020, the net loss increased $0.5 million to $2.2 million from a net loss of $1.7 million for the three months ended March 31, 2019. The increase in the net loss is primarily related to increased costs associated with being a public company.

Intercompany Eliminations

The impact of the eliminations for intercompany transactions primarily consists of the sales by our Agency Segment of the life products of our Insurance Segment. The eliminations represent the amounts required to eliminate the intercompany transactions as recorded in our segment results, and in particular, to eliminate any intersegment profits resulting from such transactions. Our segment results follow the accounting principles and methods applicable to each segment as if the intercompany transactions were with unaffiliated organizations:

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

The results of these elimination entries were as follows:

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Revenues
Net investment (loss) income	$(75)	$(105)
Earned commissions	(6,466)	(6,119)
Total revenues	(6,541)	(6,224)
Expenses
Commission expense	(3,690)	(3,521)
Operating costs and expenses
Amortization of deferred policy acquisition costs	(1,210)	(1,119)
Total expenses	(4,900)	(4,640)
(Loss) income from operations before income tax	$(1,641)	$(1,584)

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

For the three months ended March 31, 2020, the impact of intercompany eliminations on pre-tax income was a reduction of $1.6 million compared to a $1.6 million reduction for the three months ended March 31, 2019.

Investments

Investment Returns

We invest our available cash and funds that support our regulatory capital, surplus requirements and policy reserves in investment securities that are included in our Insurance and Corporate Segments. We earn income on these investments in the form of interest on fixed maturity securities (bonds and mortgage loans) and dividends (equity holdings). Net investment income is recorded as revenue, net of investment related expenses. The amount of net investment income that we recognize will vary depending on the amount of invested assets that we own, the types of investments, the interest rates earned and amount of dividends received on our investments.

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

The following table shows the distribution of the fixed maturity securities classified as available-for-sale by quality rating using the rating assigned by Standard & Poor’s (S&P), a nationally recognized statistical rating organization. For securities where the S&P rating is not available (not rated), the National Association of Insurance Commissioners (NAIC) rating is used. Over the periods presented, we have maintained a consistent weighted average bond quality rating of “A.” The percentage allocation of total investment grade securities has increased to 98.3% at March 31, 2020 from 98.2% at December 31, 2019

	Estimated Fair Value
	March 31, 2020		December 31, 2019
	(dollars in thousands)
S&P Rating
AAA	$101,851	32.3%	$93,137	29.7%
AA	47,672	15.1%	47,217	15.0%
A	91,908	29.2%	94,776	30.1%
BBB	55,678	17.7%	60,277	19.1%
Not rated	12,589	4.0%	13,443	4.3%
Total investment grade	309,698	98.3%	308,850	98.2%
BB	3,734	1.2%	3,455	1.1%
B	1,097	0.3%	1,707	0.5%
CCC	575	0.2%	727	0.2%
D	6	0.0%	7	0.0%
Not Rated	149	0.0%	175	0.0%
Total below investment grade	5,561	1.7%	6,071	1.8%
Total	$315,259	100.0%	$314,921	100.0%

The following table sets forth the maturity profile of our fixed maturity securities at March 31, 2020 from December 31, 2019. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	March 31, 2020				December 31, 2019
(dollars in thousands)	Amortized Cost	%	Estimated Fair Value	%	Amortized Cost	%	Estimated Fair Value	%
Due in one year or less	$13,494	4.4%	$13,582	4.3%	$10,746	3.7%	$10,839	3.4%
Due after one year through five years	41,178	13.5%	40,929	13.0%	37,668	12.8%	39,506	12.5%
Due after five years through ten years	24,475	8.0%	27,273	8.7%	23,760	8.1%	25,695	8.2%
Due after ten years	94,769	31.0%	105,561	33.5%	97,506	33.1%	112,115	35.6%
Securities not due at a single maturity date-primarily mortgage and asset-backed securities	131,612	43.1%	127,914	40.5%	124,722	42.4%	126,766	40.3%
Total debt securities	$305,528	100.0%	$315,259	100.0%	$294,402	100.0%	$314,921	100.0%

Every quarter, we review all investments where the market value is less than the carrying value to ascertain if the impairment of the security’s value is OTTI. The quarterly review is targeted to focus on securities with larger impairments and that have been in an impaired status for longer periods of time. See “Note 9 – Accumulated Other Comprehensive Income (Loss)” in the accompanying Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Net Investment Income

One key measure of our net investment income is the book yield on our holdings of fixed maturity securities classified as available-for-sale. Fair value of these securities totaled $315.3 million and $314.9 million as of March 31, 2020 and December 31, 2019, respectively. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying investments for the period. For the three months ended March 31, 2020 and 2019, our book yield on fixed maturity securities available-for-sale was 3.9% and 4.4%, respectively. See “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Interest Credited to Policyholder Account Balances

Included with the future policy benefits is the liability for contract holder deposits on deferred annuity contracts assumed through two reinsurance agreements effective in 1991 and 1992 and certain other policy funds left on deposit with the Company. The aggregate liability for deposits is as follows:

	March 31, 2020	December 31, 2019	March 31, 2020	March 31, 2019
	Ending Balance	Ending Balance	Year to Date Interest Credited	Year to Date Interest Credited
	(dollars in thousands)
Annuity contract holder deposits—assumed	$76,927	$78,296	$726	$742
Dividends left on deposit	7,503	7,609	47	49
Other	1,633	1,612	10	10
Total	$86,063	$87,517	$783	$801

The liability for deferred annuity deposits represents the contract holder account balances. Due to the declines in market interest rates and the book yield on our investment portfolio, we credit interest on all contract holder deposit liabilities at contractual rates that are currently at the minimum rate allowed by the contract or by state regulations.

Our Insurance Segment realizes operating profit from the excess of our book yield realized on fixed maturity securities that support our contract holder deposits over the amount of interest that we credit to the contract holder. We refer to this operating profit as the “spread” we earn on contract holder deposits. If book yields decline further, the amount of spread between the interest earned and credited will be reduced.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) are subject to general economic trends and generally correlate with movements in major market indexes. The amounts classified as net realized gains (losses) in our Interim Condensed Consolidated Statements of Operations include amounts realized from sales of investments, mark-to-market adjustments and OTTI of individual securities related to credit impairment. See “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Unrealized Holding Gains (Losses)

We also record capital appreciation/depreciation on our available-for-sale fixed maturity securities. At March 31, 2020, we had $7.3 million Accumulated other comprehensive loss compared to $4.7 million Accumulated other comprehensive income from mark-to-market adjustments of our available-for-sale fixed income securities, net of federal income taxes and reserves. See “Note 9 – Accumulated other comprehensive income (loss)” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Financial Position

At March 31, 2020, we had total assets of $712.8 million compared to total assets at December 31, 2019 of $721.8 million, a decrease of $9.0 million. The invested asset base decreased $32.1 million primarily due to the maturity of short-term investments of $29.5 million, $10.8 million net unrealized losses and $2.9 million of realized losses in the equity portfolio, partially offset by net purchases of investments of $11.6 million. Other assets decreased $7.6 million primarily due to decreases in due premium primarily due to Closed Block, partially offset by increases in internally developed software. The above decreases were partially offset by the following drivers: Cash increased $15.4 million primarily related to cash from the maturity of short-term investments, partially offset by acquisitions of investments, net of sales, and use of cash in operations. Reinsurance recoverables increased $7.4 million as a result of a $5.8 million increase in ceded policy and claim reserves and an increase of $1.6 million related to timing of settlements of reinsured claims. Deferred policy acquisition costs increased $3.5 million primarily due to reductions in amortization related to the Closed Block. Deferred income taxes increased $3.1 million, primarily due to investment market losses.

At March 31, 2020, we had total liabilities of $516.2 million compared to total liabilities of $509.4 million at December 31, 2019, an increase of $6.8 million. Future policy benefits and claims increased $14.1 million, primarily due to a $10.7 million increase in Core Life and Non-Core Life lines due to growth and maturity of the underlying blocks of business, and a $4.3 million increase in the Closed Block, partially offset by a $0.9 million decrease in annuities and assumed life. Debt increased $1.6 million related to additional net borrowings under our commission financing agreement with Hannover Life. Other liabilities increased $0.8 million, primarily related to timing of investment trades. The increases were partially offset by net decreases in Other policyholder liabilities and Reinsurance liabilities and payables of $7.2 million, primarily due to timing of claim payments and reinsurance settlements. In addition, Policyholder account balances decreased $1.5 million, largely due to annuity payments, while Policyholder dividend obligations related to the Closed Block decreased $0.9 million, primarily due to changes in the market value of invested assets.

At March 31, 2020, total equity decreased to $196.6 million from $212.4 million at December 31, 2019. This decrease in equity of $15.8 million was attributable to a decrease in Retained earnings of $8.6 million for the three months ended March 31, 2020 due to a net loss. Other comprehensive income for the period had a loss of $7.2 million which was due to unrealized net losses on our fixed maturity available-for-sale securities portfolio, net of taxes.

Liquidity and Capital Resources

Our principal sources of funds are from premium revenues, commission revenues, net investment income and proceeds from the sale or maturity of investments and net borrowings. The Company’s primary uses of funds are for payment of life, annuity and health claim benefits, contract holder withdrawals on assumed annuity contracts, new business acquisition costs for our insurance operations (i.e., commissions, underwriting and issue costs), cost of sales for Agency operations (i.e., agent compensation, purchased lead and lead generation costs), operating costs and expenses and purchases of investments. Our investment portfolio is structured to provide funds periodically over time, through net investment income and maturities, for the payment of policy benefits and contract holder withdrawals.

Under our commission financing arrangement with Hannover Life, Fidelity Life is able to pay level annual commissions instead of first year only commissions to Efinancial for sales of RAPIDecision® Life policies and Hannover Life advances to Efinancial amounts approximately equal to first year only commissions for sales of those policies. This arrangement reduces Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business while helping to provide liquidity for Efinancial through the receipt of larger first year only commissions. We are able to obtain advances up to $27.5 million under our arrangement with Hannover Life. As of March 31, 2020 and December 31, 2019, we had net advances of $20.4 million and $19.1 million under this arrangement.

We are a member of the Federal Home Loan Bank of Chicago (the “FHLBC”). As a member, we are able to borrow on a collateralized basis from the FHLBC. We own FHLBC common stock with a book value of $0.1 million, which allows us to borrow up to $2.3 million. Interest on borrowed funds is charged at variable rates established from time to time by the FHLBC based on the interest rate option selected at the time of the borrowing. There have been no borrowings from the FHLBC during 2020 and 2019.

During the first three months of 2020 and 2019, the Board of Directors of Fidelity Life approved the payment of $0.0 million and $5.0 million, respectively, in dividends to Vericity Holdings, Inc. (Vericity Holdings), an intermediate holding company and immediate parent of Fidelity Life. The dividends provided operating funds to Vericity Holdings to support corporate operations and initiatives. Following the Conversion, Fidelity Life has agreed not to pay any dividends without the approval of a majority of the Company designees. In connection with the approval of the Conversion by the Illinois Director of Insurance, we agreed, for a period of twenty-four months following the completion of the Conversion, to (i) seek the prior approval of the Illinois Department of Insurance for any declaration of an ordinary dividend by Fidelity Life, and (ii) either maintain $20 million of the proceeds of the offering at the Company or use all or a portion of that $20 million to fund our operations.

Cash Flows

Cash flows from investing activities includes our fixed maturity securities and equity holdings that are classified as available-for-sale securities. Period to period, the cash flows associated with the changes in these portfolios will vary between cash sources and cash uses depending on portfolio trading due to investment market conditions.

Cash flows from financing activities primarily consists of the assumed annuity contract holder deposits. The annuity liabilities are reducing each period due to cash withdrawals by contract holders on this block of annuities that were primarily written in the late 1980s. Cash deposits from these annuity contracts are minimal compared to cash withdrawal activity. Also included in financing cash flows are net proceeds from our commission financing arrangement.

The following table summarizes our cash flows for the three months ended March 31, 2020 and 2019

	Three Months Ended March 31,
	2020	2019
	(dollars in thousands)
Consolidated Summary of Cash Flows
Net cash (used) provided by operating activities	$(86)	$(11,232)
Net cash (used) provided by investing activities	16,377	4,300
Net cash provided (used) by financing activities	(927)	(720)
Net increase (decrease) in cash and cash equivalents	$15,364	$(7,652)

For the three months ended March 31, 2020, we had a net increase in cash of $15.4 million compared to a net decrease of $7.6 million for the three months ended March 31, 2019. The increase in cash flows from operating activities is primarily due to additional payments related to a recapture of an assumed block of business and offering costs in 2019. Cash from investing activity increased primarily as a result of the maturity of certain short-term investments, offset by fixed maturity acquisitions, net of sales.

Recent Accounting Pronouncements

All applicable adopted accounting pronouncements have been reflected in our Interim Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2020. See “Note 1 – Summary of Significant Accounting Policies” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

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

•	The net offering proceeds to Vericity, Inc. after deducting total offering expenses and the special one-time distribution were $39.8 million.
•

Vericity, Inc. expects that any unallocated net proceeds from the offering will be used for general corporate purposes, including paying holding company expenses and the special cash dividend to stockholders referenced in “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in the form in the Form 10-K for the year ended December 31, 2019.

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

Vericity, Inc.

Date: May 15, 2020	By:	/s/ Chris S. Kim
Chris S. Kim
Executive Vice President, Chief Financial Officer and Treasurer