Form 10-Q
period 2020-06-30
Vericity, Inc.
filed 2020-08-14
CIK 1575434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

The number of shares of Registrant’s Common Stock outstanding as of August 13, 2020 was 14,875,000.

Part 1. Financial Information

Item I. Financial Statements

Vericity, Inc.

Interim Condensed Consolidated Balance Sheets

(dollars in thousands)

	June 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities – available-for-sale – at fair value (amortized cost; $306,398 and $294,402)	$334,664	$314,921
Equity securities – at fair value (cost; $6,427 and $6,350)	3,612	5,231
Short-term investments - at fair value (amortized cost; $250 and $29,742)	250	29,757
Mortgage loans (net of valuation allowances of $33 and $53)	52,209	51,835
Policyholder loans	6,205	6,040
Other invested assets	115	104
Total investments	397,055	407,888
Cash and cash equivalents	56,964	37,842
Accrued investment income	2,582	2,780
Reinsurance recoverables	145,821	132,870
Deferred policy acquisition costs	89,518	85,776
Commissions and agent balances (net of allowances of $545 and $545)	14,753	11,270
Intangible assets	1,635	1,635
Deferred income tax assets, net	10,520	9,440
Other assets	25,906	32,281
Total assets	744,754	721,782
Liabilities and Shareholders' Equity
Liabilities
Future policy benefits and claims	362,985	335,766
Policyholder account balances	85,047	87,517
Other policyholder liabilities	29,193	25,063
Policy dividend obligations	13,085	11,453
Reinsurance liabilities and payables	7,151	15,382
Long-term debt	19,961	16,601
Short-term debt	5,098	3,999
Other liabilities	22,189	13,584
Total liabilities	544,709	509,365
Commitments and Contingencies (Note 6)
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	15
Additional paid-in capital	39,840	39,840
Retained earnings	148,455	163,805
Accumulated other comprehensive income (loss)	11,735	8,757
Total shareholders' equity	200,045	212,417
Total liabilities and shareholders' equity	$744,754	$721,782

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Operations

(dollars in thousands, except earnings per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Net insurance premiums	$26,313	$25,791	$56,369	$48,880
Net investment income	3,456	3,682	7,028	7,501
Net realized investment (losses) gains	1,307	(99)	(1,750)	949
Other-than-temporary-impairment (OTTI)	—	—	(54)	—
Earned commissions	4,403	5,149	8,528	8,895
Insurance lead sales	1,061	1,444	2,649	2,879
Other income	117	87	200	142
Total revenues	36,657	36,054	72,970	69,246
Benefits and expenses
Life, annuity, and health claim benefits	20,916	16,085	41,677	32,330
Interest credited to policyholder account balances	781	837	1,564	1,638
Operating costs and expenses	18,657	18,377	42,186	37,305
Amortization of deferred policy acquisition costs	3,791	3,383	4,767	6,522
Total benefits and expenses	44,145	38,682	90,194	77,795
(Loss) income before income tax	(7,488)	(2,628)	(17,224)	(8,549)
Income tax (benefit) expense	(716)	(30)	(1,874)	284
Net (loss) income	$(6,772)	$(2,598)	$(15,350)	$(8,833)

Earnings per share for the periods
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited) (Pro forma)	(Unaudited)	(Unaudited) (Pro forma)
Weighted average shares outstanding, basic and diluted	14,875,000	14,875,000	14,875,000	14,875,000
Basic earnings per share	$(0.46)	$(0.17)	$(1.03)	$(0.59)
Diluted earnings per share	$(0.46)	$(0.17)	$(1.03)	$(0.59)

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

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net (loss) income	$(6,772)	$(2,598)	$(15,350)	$(8,833)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments	10,231	4,608	2,978	9,306
Total other comprehensive income (loss)	10,231	4,608	2,978	9,306
Total comprehensive (loss) income	$3,459	$2,010	$(12,372)	$473

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands)

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
Common stock
Balance – beginning of period	$15	$—
Common stock issued	—	—
Balance – end of period	$15	$—

Additional paid-in capital
Balance – beginning of period	$39,840	$—
Proceeds net of offering costs	—	—
Balance – end of period	$39,840	$—

Retained earnings
Balance – beginning of period	$163,805	$174,558
Cumulative effect adjustment from changes in accounting guidance, net of tax	—	8,571
Balance after adjustments – beginning of period	163,805	183,129
Net (loss) income	(15,350)	(8,833)
Balance – end of period	$148,455	$174,296

Accumulated other comprehensive income (loss)
Balance – beginning of period	$8,757	$(2,368)
Other comprehensive (loss) income	2,978	9,306
Balance – end of period	$11,735	$6,938
Total shareholders' equity	$200,045	$181,234

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	Six Months Ended June 30,
	2020	2019
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(15,350)	$(8,833)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation and amortization and other non-cash items	1,263	921
Interest credited to policyholder account balances	1,564	1,638
Deferred income tax	(1,874)	85
Net realized investment (losses) gains	1,750	(949)
Other-than-temporary-impairment	54	—
Interest expense	638	446
Change in:
Equity securities	(390)	(216)
Accrued investment income	198	258
Reinsurance recoverables	(12,951)	1,740
Deferred policy acquisition costs	(3,742)	(665)
Commissions and agent balances	(3,483)	(2,834)
Other assets	8,388	(3,672)
Insurance liabilities	29,023	3,309
Other liabilities	348	1,823
Net cash provided (used) by operating activities	5,436	(6,949)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	36,225	60,356
Short-term investments	29,800	—
Mortgage loans	1,187	1,215
Limited partnership interests	—	138
Purchases of:
Fixed maturity securities	(48,253)	(53,467)
Short-term investments	(250)	—
Mortgage loans	(1,541)	(4,508)
Other invested assets	(11)	—
Limited partnership interests	—	(38)
Change in policyholder loans, net	(165)	(86)
Other, net	(3,179)	(2,336)
Net cash provided by investing activities	13,813	1,274
Cash flows from financing activities
Debt issued	7,671	6,845
Debt repaid	(3,850)	(3,482)
Deposits to policyholder account balances	228	240
Withdrawals from policyholder account balances	(4,176)	(4,658)
Net cash (used) by financing activities	(127)	(1,055)
Net increase (decrease) in cash and cash equivalents	19,122	(6,730)
Cash, cash equivalents and restricted cash – beginning of period	37,842	20,984
Cash, cash equivalents and restricted cash – end of period	$56,964	$14,254
Supplemental cash flow information
Non-cash transactions	$—	$—
Cumulative effect adjustment from changes in accounting guidance, net of tax	$—	$8,571

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

The accompanying interim condensed consolidated financial statements present the accounts of the Company and subsidiaries for the six months ended June 30, 2020 and June 30, 2019 and at June 30, 2020 and December 31, 2019. These interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report in the Form 10-K for the year ended December 31, 2019. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Available‑for‑Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses, fair value, and OTTI loss included in accumulated other comprehensive income (AOCI) of fixed maturities available-for-sale are as follows:

	June 30, 2020
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses
U.S. government and agencies	$11,668	$3,161	$—	$14,829	$—
U.S. agency mortgage-backed	27,984	1,914	(1)	29,897	—
State and political subdivisions	38,727	3,405	(2)	42,130	—
Corporate and miscellaneous	132,249	21,484	(507)	153,226	—
Foreign government	131	33	—	164	—
Residential mortgage-backed	7,369	339	(64)	7,644	(136)
Commercial mortgage-backed	18,670	1,036	(264)	19,442	—
Asset-backed	69,600	428	(2,696)	67,332	—
Total fixed maturities	$306,398	$31,800	$(3,534)	$334,664	$(136)

	December 31, 2019
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses
U.S. government and agencies	$14,195	$1,907	$—	$16,102	$—
U.S. agency mortgage-backed	38,542	1,044	(52)	39,534	—
State and political subdivisions	23,246	1,561	(64)	24,743	—
Corporate and miscellaneous	132,108	15,311	(280)	147,139	—
Foreign government	131	40	—	171	—
Residential mortgage-backed	8,820	421	(26)	9,215	(306)
Commercial mortgage-backed	18,685	681	(31)	19,335	—
Asset-backed	58,675	306	(299)	58,682	—
Total fixed maturities	$294,402	$21,271	$(752)	$314,921	$(306)

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

	June 30, 2020
	Amortized Cost	Fair Value
Due in one year or less	$10,656	$10,835
Due after one year through five years	44,215	47,204
Due after five years through ten years	24,909	28,883
Due after ten years	102,996	123,428
Securities not due at a single maturity date — primarily mortgage and asset-backed	123,622	124,314
Total fixed maturities	$306,398	$334,664

Fixed maturities with a carrying value of $3,972 and $3,398 were on deposit with governmental authorities as required by law at June 30, 2020 and December 31, 2019 respectively.

The Company’s fixed maturities portfolio was primarily composed of investment grade securities, defined as a security having a rating of Aaa, Aa, A, or Baa from Moody’s, AAA, AA, A, or BBB from Standard & Poor’s, or National Association of Insurance Commissioners (NAIC) rating of NAIC 1 or NAIC 2. Investment grade securities comprised 98.2% and 98.2% of the Company’s total fixed maturities portfolio at June 30, 2020 and December 31, 2019, respectively.

Short-Term Investments

The Company owned $250 and $29,757 of short-term investments as of June 30, 2020 and December 31, 2019, respectively.

Mortgage Loans

The Company makes investments in commercial mortgage loans. The Company, along with other investors, owns a pro rata share of each loan. The Company participates in 32 such investment instruments with ownership shares ranging from 2.7% to 30.0% of the trust at June 30, 2020. The Company owns a share of 296 mortgage loans with an average loan balance of $176 and a maximum exposure related to any single loan of $555. Mortgage loan holdings are diversified by geography and property type as follows:

	June 30, 2020		December 31, 2019
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$16,557	31.7%	$16,892	32.6%
Office	12,503	23.9%	12,160	23.4%
Industrial	8,607	16.5%	8,517	16.4%
Mixed use	6,130	11.7%	6,240	12.0%
Apartments	4,099	7.8%	3,713	7.2%
Medical office	3,166	6.1%	3,163	6.1%
Other	1,180	2.3%	1,203	2.3%
Gross carrying value of mortgage loans	52,242	100.0%	51,888	100.0%
Valuation allowance	(33)		(53)
Net carrying value of mortgage loans	$52,209		$51,835

	June 30, 2020		December 31, 2019
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
U.S. Region:
West South Central	$12,316	23.5%	$12,498	24.1%
East North Central	12,276	23.5%	12,080	23.3%
South Atlantic	11,579	22.2%	11,637	22.4%
West North Central	4,059	7.8%	4,241	8.2%
Mountain	4,291	8.2%	4,153	8.0%
Middle Atlantic	2,863	5.5%	2,831	5.5%
East South Central	3,128	6.0%	3,133	6.0%
New England	106	0.2%	110	0.2%
Pacific	1,624	3.1%	1,205	2.3%
Gross carrying value of mortgage loans	52,242	100.0%	51,888	100.0%
Valuation allowance	(33)		(53)
Net carrying value of mortgage loans	$52,209		$51,835

During the six months ended June 30, 2020 and June 30, 2019, $1,541 and $4,508 of new mortgage loans were purchased, respectively, which did not include second lien mortgage loans. There were no taxes, assessments, or any amounts advanced that were not included in the mortgage loan balances at June 30, 2020 and December 31, 2019.  At June 30, 2020 and December 31, 2019, the Company had 3 and 5 mortgage loans with a total carrying value of $333 and $528 that were in a restructured status, respectively. There were no impairments for mortgage loans at June 30, 2020 and December 31, 2019.

The changes in the valuation allowance for commercial mortgage loans were as follows:

	Six Months Ended June 30, 2020	Year Ended December 31, 2019
Beginning balance	$53	$236
Net decrease in valuation allowance	(20)	(183)
Ending balance	$33	$53

At June 30, 2020 and December 31, 2019, the Company had no mortgage loans that were on nonaccrual status.

At June 30, 2020 and December 31, 2019, the Company had a commitment to make investments in mortgage loans in the amount of $305 and $359, respectively.

Net Investment Income

The sources of net investment income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest from:
Fixed maturities	$2,994	$3,132	$5,962	$6,442
Policyholder loans	86	80	172	211
Mortgage loans	624	653	1,264	1,285
Cash and cash equivalents	35	46	250	106
Dividends on equity securities	90	106	195	207
Gross investment income	3,829	4,017	7,843	8,251
Investment expense	(373)	(335)	(815)	(750)
Net investment income	$3,456	$3,682	$7,028	$7,501

Investment expenses include investment management fees, some of which include incentives based on market performance, custodial fees and internal costs for investment-related activities.

Net Realized Investment (Losses) Gains

The sources of realized investment (losses) gains are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Investment (losses) gains from:
Fixed maturities	$391	$42	$251	$153
Equity securities	906	(131)	(2,009)	647
Mortgage loans	11	—	20	174
Limited partnership interests	—	2	—	(5)
Investment expenses	(1)	(12)	(12)	(20)
Total net realized investment (losses) gains	$1,307	$(99)	$(1,750)	$949

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

A rollforward of the cumulative credit losses on fixed maturity securities is as follows:

	June 30,	December 31,
	2020	2019
Beginning balance of credit losses on fixed maturity securities	$869	$828
Additional credit losses for which an OTTI was not previously recognized	54	41
Ending balance of credit losses on fixed maturity securities	$923	$869

Unrealized Losses for Fixed Maturities

The Company’s fair value and gross unrealized losses for fixed maturities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position are as follows:

	12 months or less		Longer than 12 months		Total
June 30, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. agency mortgage-backed	$89	$—	$12	$(1)	$101	$(1)
State and political subdivisions	1,027	(2)	—	—	1,027	(2)
Corporate and miscellaneous	4,172	(481)	434	(26)	4,606	(507)
Residential mortgage-backed	1,188	(43)	146	(21)	1,334	(64)
Commercial mortgage-backed	3,898	(264)	—	—	3,898	(264)
Asset-backed	35,896	(1,973)	9,945	(723)	45,841	(2,696)
Total fixed maturities	$46,270	$(2,763)	$10,537	$(771)	$56,807	$(3,534)

	12 months or less		Longer than 12 months		Total
December 31, 2019	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. agency mortgage-backed	$2,719	$(28)	$2,157	$(24)	$4,876	$(52)
State and political subdivisions	3,061	(64)	—	—	3,061	(64)
Corporate and miscellaneous	6,799	(151)	1,613	(129)	8,412	(280)
Residential mortgage-backed	2,811	(16)	161	(10)	2,972	(26)
Commercial mortgage-backed	3,125	(31)	—	—	3,125	(31)
Asset-backed	27,893	(196)	1,997	(104)	29,890	(300)
Total fixed maturities	$46,408	$(486)	$5,928	$(267)	$52,336	$(753)

The indicated gross unrealized losses in all fixed maturity categories increased to $3,534 from $753 at June 30, 2020 and December 31, 2019, respectively. Based on the Company’s current evaluation of its fixed maturities in an unrealized loss position in accordance with our impairment policy and the Company’s current intentions regarding these securities, the Company concluded that these securities were not OTTI.

Information and concentrations related to fixed maturities in an unrealized loss position are included below. The tables below include the number of fixed maturities in an unrealized loss position for greater than and less than 12 months and the percentage that were investment grade at June 30, 2020.

	Unrealized Losses 12 months or less
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. agency mortgage-backed	2	2	—	—	100%
State and political subdivisions	4	4	—	—	100%
Corporate and miscellaneous	14	11	1	2	36%
Residential mortgage-backed	9	8	1	—	56%
Commercial mortgage-backed	11	9	2	—	82%
Asset-backed	76	55	20	1	86%
Total fixed maturities	116	89	24	3

	Unrealized Losses greater than 12 months
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. agency mortgage-backed	1	1	—	—	100%
Corporate and miscellaneous	4	4	—	—	0%
Residential mortgage-backed	2	—	2	—	0%
Asset-backed	16	13	3	—	100%
Total fixed maturities	23	18	5	—

Note 3 – Policy Liabilities

Future Policy Benefits

Future policy benefits represent the reserve for direct and assumed traditional life insurance policies and annuities in payout status.

The annuities in payout status are certain structured settlement contracts. The policy liability for structured settlement contracts of $20,780 and $18,474 at June 30, 2020 and December 31, 2019, respectively, is computed as the present value of contractually specified future benefits. The amount included in the policy liability for structured settlements that are life contingent at June 30, 2020 and December 31, 2019, is $16,094 and $13,637, respectively.

To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded. A liability of $7,046 and $4,482 is included as part of the liability for structured settlements with respect to this deficiency at June 30, 2020 and December 31, 2019, respectively. The offset to this liability is recorded as a reduction of the unrealized capital gains included in AOCI.

Participating life insurance in force was 12.7% and 15.9% of the face value of total life insurance at June 30, 2020 and December 31, 2019, respectively.

Note 4 – Reinsurance

The Company uses reinsurance to mitigate exposure to potential losses, provide additional capacity for growth, and provide greater diversity of business. For ceded reinsurance, the Company remains liable to the extent that reinsuring companies may not be able to meet their obligations under the reinsurance agreements. To manage the risk from failure of a reinsurer to meet its obligations, the Company periodically evaluates the financial condition of all of its reinsurers. No amounts have been recorded in the three months ended June 30, 2020 and 2019 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.

Reinsurance recoverable are as follows:

	June 30,	December 31,
	2020	2019
Ceded future policy benefits	$121,857	$113,591
Claims and other amounts recoverables	23,964	19,279
Ending balance	$145,821	$132,870

The reconciliation of direct premiums to net premiums is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Direct premiums	$38,423	$37,417	$66,524	$73,728
Assumed premiums	9,703	7,160	18,072	11,911
Ceded premiums	(21,813)	(18,786)	(28,227)	(36,759)
Net insurance premiums	$26,313	$25,791	$56,369	$48,880

Net policy charges on universal life products were $43, $87, $41 and $84 for the three and six months ended June 30, 2020 and 2019, respectively, and are included in other income.

At June 30, 2020 and December 31, 2019, reserves related to fixed‑rate annuity deposits assumed from a former affiliate company amounted to approximately $75,978 and $78,296, respectively, and are included with policyholder account balances in the Interim Condensed Consolidated Balance Sheets.

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

The assets and liabilities within the Closed Block are included in the Company’s consolidated financial statements on the same basis as other accounts of the Company. The maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at June 30, 2020 and December 31, 2019 is $10,007 and $9,851 of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience, respectively.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block, which is referred to as the actuarial calculation. The actuarial calculation projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the actuarial calculation as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block. The review of Closed Block experience also includes consideration of whether a policy dividend obligation should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. At June 30, 2020 and December 31, 2019, the Company recognized a policyholder dividend obligation of $13,085 and $11,453, respectively, resulting from the excess of actual cumulative earnings over the expected cumulative earnings and from accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block.

The impacts on the Company’s comprehensive (loss) income from recognizing policyholder dividend obligations are as follows:

	June 30,	December 31,
	2020	2019
Actual cumulative (loss) income earnings over expected cumulative earnings	$(9,284)	$(9,049)
Income tax (benefit) expense	(1,950)	(1,900)
Net (loss) income impact	(7,334)	(7,149)
Accumulated net unrealized investment (losses) gains	(3,801)	(2,404)
Income tax (benefit) expense	(798)	(504)
Other comprehensive (loss) income impact	(3,003)	(1,900)
Comprehensive (loss) income impact	$(10,337)	$(9,049)

Information regarding the Closed Block liabilities (assets) designated to the Closed Block is as follows:

	June 30,	December 31,
Closed Block Liabilities	2020	2019
Future policy benefits and claims	$42,303	$39,704
Policyholder account balances	7,423	7,608
Other policyholder liabilities	2,727	4,630
Policyholder dividend obligations	13,085	11,453
Other (assets) liabilities	1,234	8,778
Total Closed Block liabilities	66,772	72,173
Assets Designated to the Closed Block
Investments:
Fixed maturities - available-for-sale (amortized cost $37,730 and $33,455, respectively)	43,439	37,483
Policyholder loans	1,262	1,249
Total investments	44,701	38,732
Cash and cash equivalents	4,360	7,025
Premiums due and uncollected	155	9,625
Accrued investment income	430	432
Reinsurance recoverables	22,898	23,447
Deferred income tax assets, net	3,335	3,557
Total assets designated to the Closed Block	75,879	82,818
Excess of Closed Block assets over liabilities	9,107	10,645
Amounts included in accumulated other comprehensive income:
Unrealized investment gains (losses), net of income tax	4,510	3,182
Allocated to policyholder dividend obligations, net of income tax	(3,003)	(1,900)
Total amounts included in accumulated other comprehensive income	1,507	1,282
Maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities (includes excess assets of $10,007 and $9,851, respectively)	$(7,600)	$(9,363)

	June 30,	December 31,
Policyholder Dividend Obligations	2020	2019
Beginning balance	$11,453	$9,383
Impact from earnings allocable to policyholder dividend obligations	236	381
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligations	1,396	1,689
Ending balance	$13,085	$11,453

Information regarding the Closed Block revenues and expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Net insurance premiums	$1,193	$1,514	$6,454	$2,783
Net investment income	385	397	762	786
Realized gains	31	—	31	—
Total revenues	1,609	1,911	7,247	3,569
Benefits and expenses
Life and annuity benefits - including policyholder dividends of $308, $409, $700 and $669, respectively	1,432	1,088	5,878	2,490
Interest credited to policyholder account balances	46	49	92	98
Operating costs and expenses	(67)	31	3,509	151
Total expenses	1,411	1,168	9,479	2,739
Revenues, net of expenses before provision for income tax expense	198	743	(2,232)	830
Income tax expense (benefit)	41	156	(469)	174
Revenues, net of expenses and provision for income tax expense (benefit)	$157	$587	$(1,763)	$656

The Company charges the Closed Block with federal income taxes and state and local premium taxes, policy maintenance costs and investment management expenses relating to the Closed Block as provided in the Closed Block Memorandum.

The following table presents the amortized cost and fair value of the Closed Block fixed maturity securities portfolio by contractual maturity at June 30, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
Due in one year or less	$2,745	$2,782
Due after one year through five years	9,327	9,948
Due after five years through ten years	1,748	2,125
Due after ten years	20,875	25,581
Securities not due at a single maturity date — primarily mortgage and asset- backed	3,035	3,003
Total fixed maturities	$37,730	$43,439

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

Federal Home Loan Bank of Chicago

The Company is a member of the Federal Home Loan Bank of Chicago (FHLBC). As a member, the Company is able to borrow on a collateralized basis from FHLBC which can be used as an alternative source of liquidity. FHLBC membership requires the Company to own member stock. At June 30, 2020 and December 31, 2019, the Company held $115 of FHLBC common stock which allows the Company to borrow up to $2,558. Interest on borrowed funds is charged at variable rates established from time to time by FHLBC and depending on the borrowing option selected at the time of the borrowing. No amounts have been borrowed from the FHLBC as of June 30, 2020 and December 31, 2019.

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

Recurring and Non-Recurring Fair Value Measurements

The Company’s assets that are carried at fair value on a recurring and non-recurring basis, by fair value hierarchy level, are as follows:

June 30, 2020	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$14,829	$—	$14,829
U.S. agency mortgage-backed	—	29,897	—	29,897
State and political subdivisions	—	42,130	—	42,130
Corporate and miscellaneous	2,150	149,604	1,472	153,226
Foreign government	—	164	—	164
Residential mortgage-backed	—	7,644	—	7,644
Commercial mortgage-backed	—	19,442	—	19,442
Asset-backed	—	66,113	1,219	67,332
Total fixed maturities	2,150	329,823	2,691	334,664
Short-term investments	—	250	—	250
Equity securities	3,612	—	—	3,612
Total recurring assets	$5,762	$330,073	$2,691	$338,526

December 31, 2019	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$16,102	$—	$16,102
U.S. agency mortgage-backed	—	39,535	—	39,535
State and political subdivisions	—	24,743	—	24,743
Corporate and miscellaneous	1,870	145,268	—	147,138
Foreign government	—	171	—	171
Residential mortgage-backed	—	9,215	—	9,215
Commercial mortgage-backed	—	19,335	—	19,335
Asset-backed	—	57,467	1,215	58,682
Total fixed maturities	1,870	311,836	1,215	314,921
Short-term investments	29,757	—	—	29,757
Equity securities	5,231	—	—	5,231
Total recurring assets	$36,858	$311,836	$1,215	$349,909

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

Level 3 fair value classification consists of investments in structured securities where the fair value of the security is determined by a pricing service using internal pricing models where one or more of the significant inputs is unobservable in the marketplace, or there is a single broker/dealer quote. The fair value of a broker-quoted asset is based solely on the receipt of an updated quote from a single market maker or a broker-dealer recognized as a market participant. The Company does not adjust broker quotes when used as the fair value measurement for an asset. At June 30, 2020, the Company held 3 securities priced using internal models and 2 securities priced using a broker/dealer quote that was within Level 3.  The fair value of Level 3 liabilities is estimated on the discounted cash flow of contractual payments.

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

		Total gains (losses) included in:
	Balance at January 1, 2020	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at June 30, 2020
Financial Assets
Fixed maturities
Corporate and miscellaneous	$—	$1	$9	$1,465	$—	$(3)	$—	$1,472
Asset-backed	1,215	—	(111)	250	—	(135)	—	1,219
Total assets	$1,215	$1	$(102)	$1,715	$—	$(138)	$—	$2,691

		Total gains (losses) included in:
	Balance at January 1, 2019	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2019
Financial Assets
Fixed maturities
Corporate and miscellaneous	$12,773	$—	$—	$—	$—	$—	$(12,773)	$—
Asset-backed	922	—	3	1,875	—	(1,585)	—	1,215
Total assets	$13,695	$—	$3	$1,875	$—	$(1,585)	$(12,773)	$1,215

There were no transfers between levels in 2020. In 2019, there were 29 transfers from Level 3 to Level 2.

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

		Estimated Fair Value
June 30, 2020	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$52,209	$—	$—	$47,568	$47,568
Policyholder loans	6,205	—	—	8,154	8,154
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	23,644	—	—	19,502	19,502
Long/short-term debt	25,059	—	—	29,554	29,554
Policyholder account balances	85,047	—	—	90,073	90,073

		Estimated Fair Value
December 31, 2019	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$51,835	$—	$—	$47,567	$47,567
Policyholder loans	6,040	—	—	7,926	7,926
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	21,290	—	—	19,070	19,070
Long/short-term debt	20,600	—	—	23,060	23,060
Policyholder account balances	87,517	—	—	89,896	89,896

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.

Mortgage Loans — Fair value was based on the discounted value of future cash flows for all first mortgage loans adjusted for specific loan risk. The discount rate was based on the rate that would be offered for similar loans at the reporting date. Fair value excludes $3,625 and $3,193 of second and mezzanine mortgages carried at cost which fair value is not measurable at June 30, 2020 and December 31, 2019, respectively.

Policyholder Loans — Fair value of policyholder loans was estimated using discounted cash flows using risk-free interest rates with no adjustment for borrower credit risk as these loans are fully collateralized by the cash value of the underlying insurance policy.

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

Long and Short-Term Debt — Fair value was calculated using the discounted value of future cash flows method. The discount rate was based on the rate that is commensurable to the level of risk. The carrying amounts reported on the Interim Condensed Consolidated Balance Sheets have been divided in to short and long-term based upon expected maturity dates.

Note 8 – Long and Short-Term Debt

The Company originally entered into a financing arrangement with an external party in January 2018, from which the Company receives an advanced commission-based payment for certain Insurance Segment term policies sold through the Agency Segment, in exchange for a level commission that is paid by the Company over the period the policy remains in-force. The Company’s arrangement with the external party allows the Company to finance up to $27,500 of commission. At June 30, 2020 and December 31, 2019, the Company had a net advance of $22,910 and $19,089, respectively, under this arrangement. At June 30, 2020, the Company expects to pay back the aggregate amounts as presented in the following table.

Due in one year or less	$5,098
Due after one year through two years	3,141
Due after two years through three years	2,874
Due after three years through four years	2,687
Due after four years through five years	2,542
Due after five years	19,899
Less discount	(11,182)
Total long/short-term debt	$25,059

Note 9 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of taxes are as follows:

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at January 1, 2020	$362	$8,395	$8,757

Other comprehensive income (loss)	—	3,773	3,773
Income tax (expense) benefit	—	(795)	(795)
Other comprehensive income (loss), net of tax	—	2,978	2,978
Balance at June 30, 2020	$362	$11,373	$11,735

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at January 1, 2019	$362	$(2,730)	$(2,368)

Other comprehensive income (loss)	—	11,780	11,780
Income tax (expense) benefit	—	(2,474)	(2,474)
Other comprehensive income (loss), net of tax	—	9,306	9,306
Balance at June 30, 2019	$362	$6,576	$6,938

Note 10 – Business Segments

The Company’s current operations are organized into three reportable segments: Insurance, Agency, and Corporate.

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

The Corporate Segment includes expenses that will benefit the overall organization, which are not allocated to a segment. This segment also recognizes net investment income on cash and invested assets held mainly as a result of the IPO.

All intercompany accounts and transactions have been eliminated in consolidation, including any profit or loss from the sale of Insurance Segment products through the Agency Segment.

The segment results are as follows:

	Three Months Ended June 30, 2020					Three Months Ended June 30, 2019
	Insurance	Agency	Corporate	Eliminations	Total Consolidated	Insurance	Agency	Corporate	Eliminations	Total Consolidated
Net insurance premiums	$26,313	$—	$—	$—	$26,313	$25,791	$—	$—	$—	$25,791
Net investment income	3,456	—	53	(53)	3,456	3,695	—	92	(105)	3,682
Net realized investment (losses) gains	1,307	—	—	—	1,307	(99)	—	—	—	(99)
Other-than-temporary-impairment	—	—	—	—	—	—	—	—	—	—
Earned commissions from external customers	—	4,403	—	—	4,403	—	5,149	—	—	5,149
Intersegment earned commissions	—	6,433	—	(6,433)	—	—	5,720	—	(5,720)	—
Other income	117	1,061	—	—	1,178	87	1,444	—	—	1,531
Total revenues	31,193	11,897	53	(6,486)	$36,657	29,474	12,313	92	(5,825)	36,054
Life, annuity, and health claim benefits	21,697	—	—	—	21,697	16,922	—	—	—	16,922
Operating costs and expenses	7,008	12,408	2,784	(3,543)	18,657	7,274	13,121	1,304	(3,322)	18,377
Amortization of deferred policy acquisition costs	4,355	—	—	(564)	3,791	4,416	—	—	(1,033)	3,383
Total benefits and expenses	33,060	12,408	2,784	(4,107)	44,145	28,612	13,121	1,304	(4,355)	38,682
(Loss) income before income tax	$(1,867)	$(511)	$(2,731)	$(2,379)	$(7,488)	$862	$(808)	$(1,212)	$(1,470)	$(2,628)

	Six Months Ended June 30, 2020					Six Months Ended June 30, 2019
	Insurance	Agency	Corporate	Eliminations	Total Consolidated	Insurance	Agency	Corporate	Eliminations	Total Consolidated
Net insurance premiums	$56,369	$—	$—	$—	$56,369	$48,880	$—	$—	$—	$48,880
Net investment income	6,935	—	221	(128)	7,028	7,536	—	175	(210)	7,501
Net realized investment (losses) gains	(1,750)	—	—	—	(1,750)	949	—	—	—	949
Other-than-temporary-impairment	(54)	—	—	—	(54)	—	—	—	—	—
Earned commissions from external customers	—	8,528	—	—	8,528	—	8,895	—	—	8,895
Intersegment earned commissions	—	12,899	—	(12,899)	—	—	11,839	—	(11,839)	—
Other income	200	2,649	—	—	2,849	142	2,879	—	—	3,021
Total revenues	61,700	24,076	221	(13,027)	72,970	57,507	23,613	175	(12,049)	69,246
Life, annuity, and health claim benefits	43,241	—	—	—	43,241	33,968	—	—	—	33,968
Operating costs and expenses	18,858	25,389	5,172	(7,233)	42,186	15,482	25,536	3,132	(6,845)	37,305
Amortization of deferred policy acquisition costs	6,541	—	—	(1,774)	4,767	8,674	—	—	(2,152)	6,522
Total benefits and expenses	68,640	25,389	5,172	(9,007)	90,194	58,124	25,536	3,132	(8,997)	77,795
(Loss) income before income tax	$(6,940)	$(1,313)	$(4,951)	$(4,020)	$(17,224)	$(617)	$(1,923)	$(2,957)	$(3,052)	$(8,549)

	June 30, 2020				December 31, 2019
	Insurance	Agency	Corporate	Total Consolidated	Insurance	Agency	Corporate	Total Consolidated
Investments and cash	$426,307	$1,809	$25,903	$454,019	$412,329	$1,170	$32,231	$445,730
Commissions and agent balances	(14,805)	29,558	—	14,753	(13,775)	25,045	—	11,270
Deferred policy acquisition costs	89,518	—	—	89,518	85,776	—	—	85,776
Intangible assets	—	1,635	—	1,635	—	1,635	—	1,635
Reinsurance recoverables	145,821	—	—	145,821	132,870	—	—	132,870
Deferred income tax (liabilities) assets, net	(7,577)	—	18,097	10,520	(8,235)	—	17,675	9,440
Other	23,315	4,677	496	28,488	31,029	3,393	639	35,061
Total assets	$662,579	$37,679	$44,496	$744,754	$639,994	$31,243	$50,545	$721,782

The Company’s investment in equity method investees and the related equity income is attributable to the Corporate Segment.

All the Company’s significant revenues and long-lived assets are located in the United States, which is the Company’s country of domicile.

Note 11 –Subsequent Events

Management has evaluated subsequent events up to and including August 14, 2020, the date these Interim Condensed Consolidated Financial Statements were issued and determined there were no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2020 and 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

Through June 30, 2020, the Company had an estimated $0.9 million in net incurred policyholder claims that included COVID-19 as a contributing cause of death.

In response to the economic impact related to COVID-19, concessions were granted to certain of the Company’s mortgage loan borrowers, including payment deferrals and other loan modifications.  During the quarter ended June 30, 2020, the Company held 25 mortgage loans where requests for temporary modifications were granted (23 were modified to interest only and 2 to forbearance). The total loan balance for these 25 loans amounted to $4.4 million or about 9% of the mortgage loan portfolio. As of June 30, 2020, 17 of the 25 temporary loan modifications have returned to full payment (both principal and interest) under the modified loan terms, including the 2 loans given forbearance.  Of the 8 loans that have not returned to full payment, which represented $1.8 million or 3.7% of mortgage loan balance as of June 30, 2020, 6 loans were granted 2-3 month extensions. The remaining 2 loans had principal payments deferred through August 2020 as part of the modification granted in the original extension.

National Service Group of Amerilife, LLC

          In the second quarter 2020, Fidelity Life entered into a General Agent’s agreement with an unaffiliated third party, National Service Group of Amerilife, LLC (“AmeriLife”). This agreement provides Fidelity Life access to AmeriLife distribution channels, its commission systems and assists in streamlining administrative processes related to commissions.  This agreement also allows Efinancial to operate as a sub agent to AmeriLife. On May 15, 2020, the Company began selling products using this new distribution arrangement.

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

Annuities and Assumed Life - We have assumed reinsurance commitments with respect to annuity contract holder deposits and a block of life insurance contracts that were ceded by former affiliates of Fidelity Life. Under an agreement with Protective Life Insurance Company (Protective Life), the successor to a former affiliate of Fidelity Life, Fidelity Life had assumed a portion of risk on a group of life insurance contracts primarily written in the 1980s and early 1990s. On March 29, 2019, Protective Life and Fidelity Life agreed that Protective Life would recapture the majority of this assumed life block of business, thereby relieving Fidelity Life from further liability under the recaptured business (except for obligations incurred prior to the recapture effective date). Under the recapture agreement, Fidelity Life paid Protective Life an amount equal to the assumed carried reserves, and in turn, Fidelity Life received payment from its reinsurers of this business for their portion of the related ceded reserves. We recognized a $2.2 million gain from this transaction in 2019.

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

Insurance Segment expenses consist of benefits paid to policyholders or their beneficiaries under life insurance policies. Benefit expenses also include additions to the reserve for future policyholder benefits to recognize our estimated future obligations under the policies. Benefit expenses are shown net of amounts ceded under our reinsurance contracts. Our Insurance Segment also incurs policy acquisition costs that consist of commissions paid to agents, policy underwriting, issue costs and variable sales costs. A portion of these policy acquisition costs are deferred and expensed over the life of the insurance policies acquired during the period. In addition to policy acquisition costs, we incur expenses that vary based on the number of contracts that we have in-force, or variable policy administrative costs. These variable costs consist of expenses paid to third-party administrators based on rates for each policy administered. Our insurance operations also incur overhead costs for functional and administrative staff to support insurance operations, financial reporting and information technology.

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

Results of Operations

The major components of operating revenues, benefits and expenses and net (loss) income were as follows:

Vericity, Inc. Consolidated Results of Operations

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2020	2019	2020	2019
Net insurance premiums	$26,313	$25,791	$56,369	$48,880
Net investment income	3,456	3,682	7,028	7,501
Net realized investment (losses) gains	1,307	(99)	(1,750)	949
Other-than-temporary-impairment	—	—	(54)	—
Earned commissions	4,403	5,149	8,528	8,895
Insurance lead sales	1,061	1,444	2,649	2,879
Other income	117	87	200	142
Total revenues	36,657	36,054	72,970	69,246
Benefits and expenses
Life, annuity, and health claim benefits	20,916	16,085	41,677	32,330
Interest credited to policyholder account balances	781	837	1,564	1,638
Operating costs and expenses	18,657	18,377	42,186	37,305
Amortization of deferred policy acquisition costs	3,791	3,383	4,767	6,522
Total benefits and expenses	44,145	38,682	90,194	77,795
(Loss) income before income taxes	(7,488)	(2,628)	(17,224)	(8,549)
Income tax (benefit) expense	(716)	(30)	(1,874)	284
Net (loss) income	$(6,772)	$(2,598)	$(15,350)	$(8,833)

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Total Revenues

For the three months ended June 30, 2020, total revenues were $36.7 million compared to $36.1 million for the three months ended June 30, 2019. This increase of $0.6 million resulted from higher net insurance premiums and an increase in net realized investment gains, partially offset by decreases in earned commissions, insurance lead sales and net investment income.

Benefits and Expenses

For the three months ended June 30, 2020, total benefits and expenses were $44.1 million compared to $38.7 million for the three months ended June 30, 2019. This increase of $5.4 million was primarily due to higher life, annuity, and health claim benefits and amortization of deferred policy acquisition costs.

(Loss) Income Before Income Taxes

For the three months ended June 30, 2020, we had a loss before taxes of $7.5 million compared to a loss before taxes of $2.6 million for the three months ended June 30, 2019. The higher loss of $4.9 million was primarily due to increased life, annuity, and health claim benefits.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Total Revenues

For the six months ended June 30, 2020, total revenues were $73.0 million compared to $69.2 million for the six months ended June 30, 2019. This increase of $3.8 million resulted from higher net insurance premiums, partially offset by lower net realized investment gains (losses) as a result of losses in our equity portfolio due to economic conditions and lower earned commissions and lead sales.

Benefits and Expenses

For the six months ended June 30, 2020, total benefits and expenses were $90.2 million compared to $77.8 million for the six months ended June 30, 2019. This increase of $12.4 million was primarily due to higher life, annuity, and health claim benefits and operating costs and expenses, partially offset by lower amortization of deferred policy acquisition costs.

(Loss) Income Before Income Taxes

For the six months ended June 30, 2020, we had a loss before taxes of $17.2 million compared to a loss before taxes of $8.5 million for the six months ended June 30, 2019. The higher loss of $8.7 million was primarily due to increased life, annuity, and health claim benefits, net realized investment gains (losses) and operating costs and expenses, partially offset by increased net insurance premiums and lower amortization of deferred policy acquisition costs.

Analysis of Segment Results

Reconciliation of Segment Results to Consolidated Results

The following analysis reconciles the reported segment results to the Company’s total consolidated results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
(Loss) income before income tax by segment
Agency	$(511)	$(808)	$(1,313)	$(1,923)
Insurance	(1,867)	862	(6,940)	(617)
Corporate	(2,731)	(1,212)	(4,951)	(2,957)
Eliminations	(2,379)	(1,470)	(4,020)	(3,052)
(Loss) income before income taxes	(7,488)	(2,628)	(17,224)	(8,549)
Income tax (benefit) expense	(716)	(30)	(1,874)	284
Net (loss) income	$(6,772)	$(2,598)	$(15,350)	$(8,833)

Agency Segment

The results of our Agency Segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Revenues
Earned commissions	$10,836	$10,869	$21,427	$20,734
Insurance lead sales	1,061	1,444	2,649	2,879
Total revenues	11,897	12,313	24,076	23,613
Expenses
Operating costs and expenses	12,408	13,121	25,389	25,536
Total expenses	12,408	13,121	25,389	25,536
(Loss) income before income taxes	$(511)	$(808)	$(1,313)	$(1,923)

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Earned Commissions

For the three months ended June 30, 2020, earned commissions were $10.8 million compared to $10.9 million for the three months ended June 30, 2019. This decrease of $0.1 million resulted from lower sales in our wholesale channel, partially offset by increased sales in our retail channel, which was primarily driven by increased agent headcount.

Insurance Lead Sales

For the three months ended June 30, 2020, insurance lead sales were $1.1 million compared to $1.4 million for the three months ended June 30, 2019. This decrease of $0.3 million was primarily due to lower external transfer revenue.

Operating Costs and Expenses

For the three months ended June 30, 2020, operating costs and expenses were $12.4 million compared to $13.1 million for the three months ended June 30, 2019. This decrease of $0.7 million was primarily due to lower variable cost of sales.

Net (Loss) Income

For the three months ended June 30, 2020, the Agency Segment incurred a net loss of $0.5 million compared to net loss of $0.8 million for the three months ended June 30, 2019. This decrease in net loss of $0.3 million was the result of lower operating costs and expenses, partially offset by lower insurance lead sales revenue.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Earned Commissions

For the six months ended June 30, 2020, earned commissions were $21.4 million compared to $20.7 million for the six months ended June 30, 2019. This increase of $0.7 million resulted from higher sales in our retail channel, which was primarily driven by increased agent headcount, partially offset by decreased sales in our wholesale channel.

Insurance Lead Sales

For the six months ended June 30, 2020, insurance lead sales were $2.6 million compared to $2.9 million for the six months ended June 30, 2019. This decrease of $0.3 million was primarily due to lower click-through and transfer revenue.

Operating Costs and Expenses

For the six months ended June 30, 2020, operating costs and expenses were $25.4 million compared to $25.5 million for six months ended June 30, 2019. This decrease of $0.1 million was primarily due to lower variable cost of sales.

Net (Loss) Income

For the six months ended June 30, 2020, the Agency Segment incurred a net loss of $1.3 million compared to net loss of $1.9 million for the six months ended June 30, 2019. This decrease in net loss of $0.6 million was primarily the result of higher earned commissions, partially offset by lower click-through revenue.

Insurance Segment

The results of our Insurance Segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Revenues
Net insurance premiums	$26,313	$25,791	$56,369	$48,880
Net investment income	3,456	3,695	6,935	7,536
Net realized investment (losses) gains	1,307	(99)	(1,750)	949
Other-than-temporary-impairment	—	—	(54)	—
Other income	117	87	200	142
Total revenues	31,193	29,474	61,700	57,507
Benefits and expenses
Life, annuity, and health claim benefits	20,916	16,085	41,677	32,330
Interest credited to policyholder account balances	781	837	1,564	1,638
Operating costs and expenses	7,008	7,274	18,858	15,482
Amortization of deferred policy acquisition costs	4,355	4,416	6,541	8,674
Total benefits and expenses	33,060	28,612	68,640	58,124
(Loss) income before income taxes	$(1,867)	$862	$(6,940)	$(617)

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Net Insurance Premiums

For the three months ended June 30, 2020, net insurance premiums were $26.3 million compared to $25.8 million for the three months ended June 30, 2019. This increase of $0.5 million in net insurance premiums was primarily due to growth in our Core Life lines of $1.0 million, mainly driven by increases in LifeTime Benefit Term (LBT) and RAPIDecision® Life. This increase was partially offset by decreases in our Non-Core Life and Closed Block of $0.5 million.

Net Investment Income

For the three months ended June 30, 2020, net investment income was $3.5 million compared to $3.7 million for the three months ended June 30, 2019. The decrease was mainly due to lower book yields in the fixed maturity portfolio resulting from the lower interest rate environment. For more information on Net investment income, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Net Realized Investment Gains (Losses)

For the three months ended June 30, 2020, net realized investment gains were $1.3 million compared to $0.1 million net realized investment losses for the months ended June 30, 2019. The change was mainly due to the equity portfolio, which incurred mark to market gains of $0.9 million and losses of $0.1 million in the second quarter 2020 and 2019, respectively. The portfolio is invested in the energy sector which showed partial recovery for losses incurred in the first quarter 2020 partially attributable to COVID-19. In addition, gains from sales of fixed maturities increased $0.4 million. For more information on Net realized investment gains (losses), see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Life, Annuity and Health Claim Benefits

For the three months ended June 30, 2020, life, annuity and health claim benefits were $20.9 million compared with $16.1 million for the three months ended June 30, 2019. This increase of $4.8 million was mainly attributable to an increase of $2.8 million in Core Life and $2.1 million in Non-Core Life primarily attributable to higher net claims.

Operating Costs and Expenses

For the three months ended June 30, 2020, operating costs and expenses were $7.0 million compared to $7.3 million for the three months ended June 30, 2019. This decrease of $0.3 million was primarily due to increased ceded allowances attributed to both Core Life and Non-Core Life of $0.8 million, partially offset by an increase in general operating expenses of $0.5 million.

Net (Loss) Income

For the three months ended June 30, 2020, net loss was $1.9 million compared to net income of $0.9 million for the three months ended June 30, 2019. This decrease in net income of $2.8 million resulted primarily from a $4.8 million increase in life, annuity and health claim benefits and a $0.2 million decrease in net investment income, partially offset by a $1.4 million increase in net realized investment gains (losses), $0.5 million increase in net insurance premiums and a $0.3 million decrease in operating costs and expenses.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Net Insurance Premiums

For the six months ended June 30, 2020, net insurance premiums were $56.4 million compared to $48.9 million for the six months ended June 30, 2019. This increase of $7.5 million in net insurance premiums was primarily due to growth in our Core Life lines of $3.5 million, mainly driven by increases in LifeTime Benefit Term (LBT) and RAPIDecision® Life. In addition, there was an increase of $3.7 million related to Closed Block and $0.5 million related to the 2019 recapture of annuities and assumed life. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Net Investment Income

For the six months ended June 30, 2020, net investment income was $6.9 million compared to $7.5 million for the six months ended June 30, 2019. The decrease was mainly due to lower book yields in the fixed maturity portfolio resulting from the lower interest rate environment. For more information on Net investment income, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Net Realized Investment Gains (Losses)

For the six months ended June 30, 2020, net realized investment losses were $1.7 million compared to $0.9 million net realized investment gains for the six months ended June 30, 2019. The decrease was mainly due to the equity portfolio which incurred losses of $2.0 million and gains of $0.7 million in the first six months of 2020 and 2019, respectively. The portfolio is invested in the energy sector, which incurred losses, partially attributable to COVID-19. For more information on Net realized investment gains (losses), see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Life, Annuity and Health Claim Benefits

For the six months ended June 30, 2020, life, annuity and health claim benefits were $41.7 million compared with $32.3 million for the six months ended June 30, 2019. This increase of $9.4 million was mainly attributable to an increase of $4.4 million in Core Life and Non-Core Life lines, primarily attributable to increased claim benefits, $2.0 million as a result of the 2019 recapture of annuities and assumed life business and $2.9 million in Closed Block. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Operating Costs and Expenses

For the six months ended June 30, 2020, operating costs and expenses were $18.9 million compared to $15.5 million for the six months ended June 30, 2019. This increase of $3.4 million was primarily due to a reduction in ceded allowances of $2.6 million, which includes $3.5 million related to Close Block, partially offset by increased allowances in our Core Life and Non-Core Life lines and increases in general operating expenses. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Amortization of Deferred Policy Acquisition Costs

For the six months ended June 30, 2020, amortization of deferred policy acquisition costs was $6.5 million compared to $8.7 million for the six months ended June 30, 2019. The decrease of $2.2 million includes a $3.0 million decrease in Closed Block, partially offset by an increase in our Core Life lines of $0.7 million and Non-Core Life lines of $0.2 million. See “Closed Block”, section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Net (Loss) Income

For the six months ended June 30, 2020, net loss was $6.9 million compared to a net loss of $0.6 million for the six months ended June 30, 2019. This increase in net loss of $6.3 million resulted primarily from $9.4 million increase in life, annuity and health claim benefits, $3.4 million increase in operating costs and expenses, $2.7 million net realized investment losses, and $0.6 million reduction in net investment income, partially offset by an increase in net insurance premiums of $7.5 million and a reduction in amortization of deferred acquisition costs of $2.1 million.

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

The maximum future earnings to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at June 30, 2020 and December 31, 2019, are $10.0 million and $9.9 million, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

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

Corporate Segment

The results of the Corporate Segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Revenues
Net investment income	$53	$92	$221	$175
Total revenues	53	92	221	175
Expenses
Operating costs and expenses	2,784	1,304	5,172	3,132
Total expenses	2,784	1,304	5,172	3,132
(Loss) income before income taxes	$(2,731)	$(1,212)	$(4,951)	$(2,957)

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Net (Loss) Income

For the three months ended June 30, 2020, net loss increased $1.5 million to $2.7 million from a net loss of $1.2 million for the three months ended June 30, 2019. The increase in the net loss is primarily related to increased costs due to our targeted growth initiatives and costs associated with being a public company.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Net (Loss) Income

For the six months ended June 30, 2020 net loss increased $2.0 million to $5.0 million from a net loss of $3.0 million for the six months ended June 30,2019. The increase in the net loss is primarily related to increased costs due to our targeted growth initiatives and costs associated with being a public company.

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

The results of these elimination entries were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Revenues
Net investment (loss) income	$(53)	$(105)	$(128)	$(210)
Earned commissions	(6,433)	(5,720)	(12,899)	(11,839)
Total revenues	(6,486)	(5,825)	(13,027)	(12,049)
Expenses
Operating costs and expenses	(3,543)	(3,322)	(7,233)	(6,845)
Amortization of deferred policy acquisition costs	(564)	(1,033)	(1,774)	(2,152)
Total expenses	(4,107)	(4,355)	(9,007)	(8,997)
(Loss) income before income taxes	$(2,379)	$(1,470)	$(4,020)	$(3,052)

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

For the three months ended June 30, 2020, the impact of intercompany eliminations on pre-tax income was a reduction of $2.4 million compared to a $1.5 million reduction for the three months ended June 30, 2019, primarily related to higher inter-company sales.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

For the six months ended June 30, 2020, the impact of intercompany eliminations on pre-tax income was a reduction of $4.0 million compared to a $3.1 million reduction for the six months ended June 30, 2019, primarily related to higher inter-company sales.

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

The following table shows the distribution of the fixed maturity securities classified as available-for-sale by quality rating using the rating assigned by Standard & Poor’s (S&P), a nationally recognized statistical rating organization. For securities where the S&P rating is not available (not rated), the National Association of Insurance Commissioners (NAIC) rating is used. Over the periods presented, we have maintained a consistent weighted average bond quality rating of “A.” The percentage allocation of total investment grade securities was 98.2% at June 30, 2020 and December 31, 2019.

	Estimated Fair Value
	June 30, 2020		December 31, 2019
	(dollars in thousands)
S&P Rating
AAA	$94,658	28.3%	$93,137	29.7%
AA	59,398	17.7%	47,217	15.0%
A	92,909	27.8%	94,776	30.1%
BBB	66,997	20.0%	60,277	19.1%
Not rated	14,709	4.4%	13,443	4.3%
Total investment grade	328,671	98.2%	308,850	98.2%
BB	3,693	1.1%	3,455	1.1%
B	1,717	0.5%	1,707	0.5%
CCC	577	0.2%	727	0.2%
D	6	0.0%	7	0.0%
Not Rated	—	0.0%	175	0.0%
Total below investment grade	5,993	1.8%	6,071	1.8%
Total	$334,664	100.0%	$314,921	100.0%

The following table sets forth the maturity profile of our fixed maturity securities at June 30, 2020 from December 31, 2019. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	June 30, 2020				December 31, 2019
(dollars in thousands)	Amortized Cost	%	Estimated Fair Value	%	Amortized Cost	%	Estimated Fair Value	%
Due in one year or less	$10,656	3.5%	$10,835	3.2%	$10,746	3.7%	$10,839	3.4%
Due after one year through five years	44,215	14.4%	47,204	14.1%	37,668	12.8%	39,506	12.5%
Due after five years through ten years	24,909	8.1%	28,883	8.6%	23,760	8.1%	25,695	8.2%
Due after ten years	102,996	33.6%	123,428	36.9%	97,506	33.1%	112,115	35.6%
Securities not due at a single maturity date-primarily mortgage and asset-backed securities	123,622	40.4%	124,314	37.0%	124,722	42.3%	126,766	40.3%
Total debt securities	$306,398	100.0%	$334,664	100.0%	$294,402	100.0%	$314,921	100.0%

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

Net Investment Income

One key measure of our net investment income is the book yield on our holdings of fixed maturity securities classified as available-for-sale. Fair value of these securities totaled $334.7 million and $314.9 million as of June 30, 2020 and December 31, 2019, respectively. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying investments for the period. For the six months ended June 30, 2020 and 2019, our book yield on fixed maturity securities available-for-sale was 3.9% and 4.3%, respectively. See “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Interest Credited to Policyholder Account Balances

Included with the future policy benefits is the liability for contract holder deposits on deferred annuity contracts assumed through two reinsurance agreements effective in 1991 and 1992 and certain other policy funds left on deposit with the Company. The aggregate liability for deposits is as follows:

	June 30, 2020	December 31, 2019	June 30, 2020	June 30, 2019
	Ending Balance	Ending Balance	Year to Date Interest Credited	Year to Date Interest Credited
	(dollars in thousands)
Annuity contract holder deposits—assumed	$75,978	$78,296	$1,451	$1,520
Dividends left on deposit	7,423	7,609	92	98
Other	1,646	1,612	21	20
Total	$85,047	$87,517	$1,564	$1,638

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

Unrealized Holding Gains (Losses)

We also record capital appreciation/depreciation on our available-for-sale fixed maturity securities. At June 30, 2020 and 2019, we had $3.0 million and $9.3 million in Accumulated other comprehensive income, respectively, from mark-to-market adjustments of our available-for-sale fixed income securities, net of federal income taxes and reserves. See “Note 9 – Accumulated other comprehensive income (loss)” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Financial Position

At June 30, 2020, we had total assets of $744.8 million compared to total assets at December 31, 2019 of $721.8 million, an increase of $23.0 million. Cash increased $19.1 million primarily related to cash from operations and investments. Reinsurance recoverables increased $13.0 million as a result of a $9.6 million increase in ceded policy and claim reserves and an increase of $3.4 million related to timing of settlements of reinsured claims. Deferred policy acquisition costs increased $3.7 million primarily due to deferrals on new business in excess of amortization. Commission and agent balances increased $3.5 million due to the timing of collections. Deferred income taxes increased $1.0 million, primarily due to a deferred tax credit as a result of net loss, partially offset by tax on unrealized investment market gains. The above increases were partially offset by the following drivers: The invested asset base decreased $10.9 million, primarily due to the maturity of short-term investments of $29.8 million, partially offset by net purchases of investments of $12.9 million and $7.7 million in net unrealized gains. Other assets decreased $6.4 million, primarily due to decreases in due premium mostly on the Closed Block, partially offset by increases in internally developed software.

At June 30, 2020, we had total liabilities of $544.7 million compared to total liabilities of $509.4 million at December 31, 2019, an increase of $35.3 million. Future policy benefits and claims increased $27.2 million, primarily due to a $23.1 million increase in Core Life and Non-Core Life lines resulting from growth and maturity of the underlying blocks of business, $2.6 million increase in the Closed Block and $1.5 million increase in annuities and assumed life. Debt increased $4.5 million related to additional net borrowings under our commission financing agreement with Hannover Life. Other liabilities increased $8.6 million, primarily related to timing of investment trades, partially offset by lower operating expense accruals. Policyholder dividend obligations related to the Closed Block increased $1.6 million, primarily due to changes in the market value of invested assets. The increases were partially offset by a decrease in Reinsurance liabilities and payables of $8.2 million, primarily due to timing of claim payments and reinsurance settlements, and $2.5 million decrease in Policyholder account balances, largely due to annuity payments.

At June 30, 2020, total equity decreased to $200.0 million from $212.4 million at December 31, 2019. This decrease in equity of $12.4 million was attributable to a decrease in Retained earnings of $15.4 million for the six months ended June 30, 2020 due to our net loss. Other comprehensive income for the period had a gain of $3.0 million, which was due to unrealized net gains on our fixed maturity available-for-sale securities portfolio, net of taxes.

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

Under our commission financing arrangement with Hannover Life, Fidelity Life is able to pay level annual commissions instead of first year only commissions to Efinancial for sales of RAPIDecision® Life policies and Hannover Life advances to Efinancial amounts approximately equal to first year only commissions for sales of those policies. This arrangement reduces Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business while helping to provide liquidity for Efinancial through the receipt of larger first year only commissions. We are able to obtain advances up to $27.5 million under our arrangement with Hannover Life. As of June 30, 2020 and December 31, 2019, we had net advances of $22.9 million and $19.1 million, respectively, under this arrangement.

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

During the first six months of 2020 and 2019, the Board of Directors of Fidelity Life approved payments of $0.0 million and $5.0 million, respectively, in dividends to Vericity Holdings, Inc. (Vericity Holdings), an intermediate holding company and immediate parent of Fidelity Life. The dividends provided operating funds to Vericity Holdings to support corporate operations and initiatives. Following the Conversion, Fidelity Life has agreed not to pay any dividends without the approval of a majority of the Company designees. In connection with the approval of the Conversion by the Illinois Director of Insurance, we agreed, for a period of twenty-four months following the completion of the Conversion, to (i) seek the prior approval of the Illinois Department of

Insurance for any declaration of an ordinary dividend by Fidelity Life, and (ii) either maintain $20 million of the proceeds of the offering at the Company or use all or a portion of that $20 million to fund our operations.

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

The following table summarizes our cash flows for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019
	(dollars in thousands)
Consolidated Summary of Cash Flows
Net cash (used) provided by operating activities	$5,436	$(6,949)
Net cash (used) provided by investing activities	13,813	1,274
Net cash (used) provided by financing activities	(127)	(1,055)
Net increase (decrease) in cash and cash equivalents	$19,122	$(6,730)

For the six months ended June 30, 2020, we had a net increase in cash of $19.1 million compared to a net decrease of $6.7 million for the six months ended June 30, 2019. The increase in cash flows from operating activities is primarily due to additional payments related to a recapture of an assumed block of business, offering costs in 2019 and timing of operating expense accruals. Cash from investing activity increased primarily as a result of the maturity of certain short-term investments, offset by fixed maturity acquisitions, net of sales.

Recent Accounting Pronouncements

All applicable adopted accounting pronouncements have been reflected in our Interim Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2020. See “Note 1 – Summary of Significant Accounting Policies” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

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
•

Vericity, Inc. expects that any unallocated net proceeds from the offering will be used for general corporate purposes, including paying holding company expenses and the special one-time distribution to stockholders referenced in “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in the Form 10-K for the year ended December 31, 2019.

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

Vericity, Inc.

Date: August 14, 2020	By:	/s/ Chris S. Kim
Chris S. Kim
Executive Vice President, Chief Financial Officer and Treasurer