Form 10-Q
period 2020-09-30
Vericity, Inc.
filed 2020-11-16
CIK 1575434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

The number of shares of Registrant’s Common Stock outstanding as of November 13, 2020 was 14,875,000.

Table of Contents

		Page

PART I –	Financial Information
Item 1.	Financial Statements (Unaudited) (at September 30, 2020 and December 31, 2019 and for the Three Months and Nine Months Ended September 30, 2020 and 2019)
	Interim Condensed Consolidated Balance Sheets	1
	Interim Condensed Consolidated Statements of Operations	2
	Interim Condensed Consolidated Statements of Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Changes in Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements	6
	Note 1 – Summary of Significant Accounting Policies	6
	Note 2 – Investments	7
	Note 3 – Policy Liabilities	12
	Note 4 – Reinsurance	12
	Note 5 – Closed Block	13
	Note 6 – Commitments and Contingencies	15
	Note 7 – Assets and Liabilities Measured at Fair Value	16
	Note 8 – Long and Short-term Debt	19
	Note 9 – Accumulated Other Comprehensive Income (Loss)	20
	Note 10 – Business Segments	20
	Note 11 – Subsequent Events	22
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 4.	Controls and Procedures	37

PART II –	Other Information	38
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Default upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
Signature		40

Part 1. Financial Information

Item I. Financial Statements

Vericity, Inc.

Interim Condensed Consolidated Balance Sheets

(dollars in thousands)

	September 30,	December 31,
	2020	2019
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities – available-for-sale – at fair value (amortized cost; $320,660 and $294,402)	$352,271	$314,921
Equity securities – at fair value (cost; $6,427 and $6,350)	3,032	5,231
Short-term investments - at fair value (amortized cost; $0 and $29,742)	—	29,757
Mortgage loans (net of valuation allowances of $33 and $53)	51,357	51,835
Policyholder loans	6,250	6,040
Other invested assets	715	104
Total investments	413,625	407,888
Cash and cash equivalents	40,252	37,842
Accrued investment income	2,416	2,780
Reinsurance recoverables	150,322	132,870
Deferred policy acquisition costs	88,401	85,776
Commissions and agent balances (net of allowances of $367 and $545)	18,055	11,270
Intangible assets	1,635	1,635
Deferred income tax assets, net	10,723	9,440
Other assets	26,773	32,281
Total assets	752,202	721,782
Liabilities and Shareholders' Equity
Liabilities
Future policy benefits and claims	371,787	335,766
Policyholder account balances	84,396	87,517
Other policyholder liabilities	29,724	25,063
Policy dividend obligations	12,854	11,453
Reinsurance liabilities and payables	6,129	15,382
Long-term debt	22,473	16,601
Short-term debt	5,693	3,999
Other liabilities	19,979	13,584
Total liabilities	553,035	509,365
Commitments and Contingencies (Note 6)
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	15
Additional paid-in capital	39,840	39,840
Retained earnings	145,199	163,805
Accumulated other comprehensive income (loss)	14,113	8,757
Total shareholders' equity	199,167	212,417
Total liabilities and shareholders' equity	$752,202	$721,782

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Operations

(dollars in thousands, except earnings per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Net insurance premiums	$25,089	$24,424	$81,457	$73,304
Net investment income	3,440	4,177	10,468	11,678
Net realized investment (losses) gains	(275)	(213)	(2,025)	736
Other-than-temporary-impairment (OTTI)	(13)	—	(67)	—
Earned commissions	7,101	4,540	15,629	13,435
Insurance lead sales	1,130	1,650	3,779	4,529
Other income	63	39	262	180
Total revenues	36,535	34,617	109,503	103,862
Benefits and expenses
Life, annuity, and health claim benefits	16,183	16,243	57,860	48,573
Interest credited to policyholder account balances	769	900	2,333	2,538
Operating costs and expenses	18,466	23,574	60,651	60,879
Amortization of deferred policy acquisition costs	4,429	3,029	9,196	9,551
Total benefits and expenses	39,847	43,746	130,040	121,541
(Loss) income before income tax	(3,312)	(9,129)	(20,537)	(17,679)
Income tax (benefit) expense	(56)	(591)	(1,931)	(307)
Net (loss) income	$(3,256)	$(8,538)	$(18,606)	$(17,372)

Earnings per share for the periods
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)	(Unaudited) (Pro forma)	(Unaudited)	(Unaudited) (Pro forma)
Weighted average shares outstanding, basic and diluted	14,875,000	14,875,000	14,875,000	14,875,000
Basic earnings per share	$(0.22)	$(0.57)	$(1.25)	$(1.17)
Diluted earnings per share	$(0.22)	$(0.57)	$(1.25)	$(1.17)

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

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net (loss) income	$(3,256)	$(8,538)	$(18,606)	$(17,372)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments	2,378	3,153	5,356	12,459
Total other comprehensive income (loss)	2,378	3,153	5,356	12,459
Total comprehensive (loss) income	$(878)	$(5,385)	$(13,250)	$(4,913)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Common stock
Balance – beginning of period	$15	$—
Common stock issued	—	15
Balance – end of period	$15	$15

Additional paid-in capital
Balance – beginning of period	$39,840	$—
Proceeds net of offering costs	—	132,818
Balance – end of period	$39,840	$132,818

Retained earnings
Balance – beginning of period	$163,805	$174,558
Cumulative effect adjustment from changes in accounting guidance, net of tax	—	8,571
Balance after adjustments – beginning of period	163,805	183,129
Net (loss) income	(18,606)	(17,372)
Balance – end of period	$145,199	$165,757

Accumulated other comprehensive income (loss)
Balance – beginning of period	$8,757	$(2,368)
Other comprehensive (loss) income	5,356	12,459
Balance – end of period	$14,113	$10,091
Total shareholders' equity	$199,167	$308,681

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(18,606)	$(17,372)
Adjustments to reconcile net (loss) to net cash provided (used) by operating activities:
Depreciation and amortization and other non-cash items	1,887	1,228
Interest credited to policyholder account balances	2,333	2,538
Deferred income tax	(2,711)	(233)
Net realized investment losses (gains)	2,025	(736)
Other-than-temporary-impairment	67	—
Interest expense	1,019	803
Change in:
Equity securities	(390)	(268)
Accrued investment income	364	393
Reinsurance recoverables	(17,452)	2,528
Deferred policy acquisition costs	(2,625)	(1,114)
Commissions and agent balances	(6,785)	(263)
Other assets	8,375	(3,447)
Insurance liabilities	37,798	8,499
Other liabilities	(3,187)	707
Net cash provided (used) by operating activities	2,112	(6,737)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturity securities	49,266	74,202
Short-term investments	30,050	—
Mortgage loans	2,349	2,439
Other invested assets	—	152
Purchases of:
Fixed maturity securities	(75,399)	(71,012)
Short-term investments	(250)	(71,001)
Mortgage loans	(1,751)	(4,508)
Other invested assets	(611)	(38)
Change in policyholder loans, net	(210)	(251)
Other, net	(4,369)	(3,406)
Net cash (used) by investing activities	(925)	(73,423)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting commission and offering costs	—	140,572
Debt issued	12,634	9,934
Debt repaid	(6,087)	(5,226)
Deposits to policyholder account balances	394	346
Withdrawals from policyholder account balances	(5,718)	(6,861)
Net cash provided by financing activities	1,223	138,765
Net increase (decrease) in cash and cash equivalents	2,410	58,605
Cash, cash equivalents and restricted cash – beginning of period	37,842	20,984
Cash, cash equivalents and restricted cash – end of period	$40,252	$79,589
Supplemental cash flow information
Non-cash transactions:
Cumulative effect adjustment from changes in accounting guidance, net of tax	$—	$8,571
Registration costs included in other assets at December 31, 2018	$—	$7,739

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

The accompanying interim condensed consolidated financial statements present the accounts of the Company and subsidiaries for the nine months ended September 30, 2020 and September 30, 2019 and at September 30, 2020 and December 31, 2019. These interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report in the Form 10-K for the year ended December 31, 2019. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Recent Developments

          The outbreak of the novel coronavirus (COVID-19) in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The measures governments worldwide have enacted to combat the pandemic have resulted in disruptions in global and local supply chains and have led to adverse impacts on economic and market conditions as well as increases in unemployment. The severity of COVID-19 and duration of government containment actions has impacted both employees and customers of the Company and presented material uncertainty and risk with respect to the Company’s performance, liquidity, results of operations, and financial condition.

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

Available‑for‑Sale Securities

The amortized cost, gross unrealized gains, gross unrealized losses, fair value, and OTTI loss included in accumulated other comprehensive income (AOCI) of fixed maturities available-for-sale are as follows:

	September 30, 2020
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses
U.S. government and agencies	$11,403	$3,110	$—	$14,513	$—
U.S. agency mortgage-backed	23,335	1,662	(1)	24,996	—
State and political subdivisions	49,701	3,540	(39)	53,202	—
Corporate and miscellaneous	139,233	23,082	(510)	161,805	—
Foreign government	131	36	—	167	—
Residential mortgage-backed	6,790	308	(64)	7,034	(146)
Commercial mortgage-backed	18,631	1,369	(71)	19,929	—
Asset-backed	71,436	670	(1,481)	70,625	—
Total fixed maturities	$320,660	$33,777	$(2,166)	$352,271	$(146)

	December 31, 2019
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses
U.S. government and agencies	$14,195	$1,907	$—	$16,102	$—
U.S. agency mortgage-backed	38,542	1,044	(52)	39,534	—
State and political subdivisions	23,246	1,561	(64)	24,743	—
Corporate and miscellaneous	132,108	15,311	(280)	147,139	—
Foreign government	131	40	—	171	—
Residential mortgage-backed	8,820	421	(26)	9,215	(306)
Commercial mortgage-backed	18,685	681	(31)	19,335	—
Asset-backed	58,675	306	(299)	58,682	—
Total fixed maturities	$294,402	$21,271	$(752)	$314,921	$(306)

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

	September 30, 2020
	Amortized Cost	Fair Value
Due in one year or less	$9,269	$9,428
Due after one year through five years	43,045	46,541
Due after five years through ten years	34,396	38,632
Due after ten years	113,758	135,086
Securities not due at a single maturity date — primarily mortgage and asset-backed	120,192	122,584
Total fixed maturities	$320,660	$352,271

Fixed maturities with a carrying value of $3,960 and $3,398 were on deposit with governmental authorities, as required by law at September 30, 2020 and December 31, 2019, respectively.

The Company’s fixed maturities portfolio was primarily composed of investment grade securities, defined as a security having a rating of Aaa, Aa, A, or Baa from Moody’s, AAA, AA, A, or BBB from Standard & Poor’s, or National Association of Insurance Commissioners (NAIC) rating of NAIC 1 or NAIC 2. Investment grade securities comprised 98.0% and 98.2% of the Company’s total fixed maturities portfolio at September 30, 2020 and December 31, 2019, respectively.

At September 30, 2020 and December 31, 2019, the Company had commitments to make investments in available-for-sale securities in the amount of $3,209 and $0, respectively.

Short-Term Investments

The Company owned $0 and $29,757 of short-term investments as of September 30, 2020 and December 31, 2019, respectively.

Mortgage Loans

The Company makes investments in commercial mortgage loans. The Company, along with other investors, owns a pro rata share of each loan. The Company participates in 32 such investment instruments with ownership shares ranging from 2.7% to 30.0% of the trust at September 30, 2020. The Company owns a share of 294 mortgage loans with an average loan balance of $175 and a maximum exposure related to any single loan of $555. Mortgage loan holdings are diversified by geography and property type as follows:

	September 30, 2020		December 31, 2019
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$16,405	31.9%	$16,892	32.6%
Office	12,601	24.5%	12,160	23.4%
Industrial	8,524	16.6%	8,517	16.4%
Mixed use	6,073	11.8%	6,240	12.0%
Apartments	3,481	6.8%	3,713	7.2%
Medical office	3,138	6.1%	3,163	6.1%
Other	1,168	2.3%	1,203	2.3%
Gross carrying value of mortgage loans	51,390	100.0%	51,888	100.0%
Valuation allowance	(33)		(53)
Net carrying value of mortgage loans	$51,357		$51,835

	September 30, 2020		December 31, 2019
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
U.S. Region:
West South Central	$11,833	23.0%	$12,498	24.1%
East North Central	12,162	23.7%	12,080	23.3%
South Atlantic	11,475	22.3%	11,637	22.4%
West North Central	4,020	7.8%	4,241	8.2%
Mountain	4,447	8.7%	4,153	8.0%
Middle Atlantic	2,842	5.5%	2,831	5.5%
East South Central	3,094	6.0%	3,133	6.0%
New England	95	0.2%	110	0.2%
Pacific	1,422	2.8%	1,205	2.3%
Gross carrying value of mortgage loans	51,390	100.0%	51,888	100.0%
Valuation allowance	(33)		(53)
Net carrying value of mortgage loans	$51,357		$51,835

During the nine months ended September 30, 2020 and September 30, 2019, $1,751 and $4,508 of new mortgage loans were purchased, respectively, which did not include second lien mortgage loans. There were no taxes, assessments, or any amounts advanced that were not included in the mortgage loan balances at September 30, 2020 and December 31, 2019.  At September 30, 2020 and December 31, 2019, the Company had 3 and 5 mortgage loans with a total carrying value of $332 and $528 that were in a restructured status, respectively. There were no impairments for mortgage loans at September 30, 2020 and December 31, 2019.

The changes in the valuation allowance for commercial mortgage loans were as follows:

	Nine Months Ended September 30, 2020	Year Ended December 31, 2019
Beginning balance	$53	$236
Net decrease in valuation allowance	(20)	(183)
Ending balance	$33	$53

At September 30, 2020 and December 31, 2019, the Company had no mortgage loans that were on nonaccrual status.

At September 30, 2020 and December 31, 2019, the Company had commitments to make investments in mortgage loans in the amount of $305 and $359, respectively.

Net Investment Income

The sources of net investment income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest from:
Fixed maturities	$2,944	$3,171	$8,908	$9,613
Policyholder loans	82	80	253	292
Mortgage loans	624	715	1,888	1,999
Short-term investments	—	188	—	188
Cash and cash equivalents	36	284	286	390
Dividends on equity securities	95	107	289	314
Gross investment income	3,781	4,545	11,624	12,796
Investment expense	(341)	(368)	(1,156)	(1,118)
Net investment income	$3,440	$4,177	$10,468	$11,678

Investment expenses include investment management fees, some of which include incentives based on market performance, custodial fees and internal costs for investment-related activities.

Net Realized Investment (Losses) Gains

The sources of realized investment (losses) gains are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Investment (losses) gains from:
Fixed maturities	$214	$198	$466	$351
Equity securities	(580)	(440)	(2,590)	207
Mortgage loans	100	40	120	213
Limited partnership interests	—	1	—	(4)
Cash and cash equivalents	(3)	—	(3)	—
Investment expenses	(6)	(12)	(18)	(31)
Total net realized investment (losses) gains	$(275)	$(213)	$(2,025)	$736

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

A rollforward of the cumulative credit losses on fixed maturity securities is as follows:

	September 30,	December 31,
	2020	2019
Beginning balance of credit losses on fixed maturity securities	$869	$828
Additional credit losses for which an OTTI was not previously recognized	67	41
Ending balance of credit losses on fixed maturity securities	$936	$869

Unrealized Losses for Fixed Maturities

The Company’s fair value and gross unrealized losses for fixed maturities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position are as follows:

	12 months or less		Longer than 12 months		Total
September 30, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. agency mortgage-backed	$55	$(1)	$12	$—	$67	$(1)
State and political subdivisions	5,143	(39)	—	—	5,143	(39)
Corporate and miscellaneous	6,320	(500)	346	(10)	6,666	(510)
Residential mortgage-backed	1,290	(44)	146	(20)	1,436	(64)
Commercial mortgage-backed	1,762	(65)	78	(6)	1,840	(71)
Asset-backed	36,218	(1,137)	10,467	(344)	46,685	(1,481)
Total fixed maturities	$50,788	$(1,786)	$11,049	$(380)	$61,837	$(2,166)

	12 months or less		Longer than 12 months		Total
December 31, 2019	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. agency mortgage-backed	$2,719	$(28)	$2,157	$(24)	$4,876	$(52)
State and political subdivisions	3,061	(64)	—	—	3,061	(64)
Corporate and miscellaneous	6,799	(151)	1,613	(129)	8,412	(280)
Residential mortgage-backed	2,811	(16)	161	(10)	2,972	(26)
Commercial mortgage-backed	3,125	(31)	—	—	3,125	(31)
Asset-backed	27,893	(196)	1,997	(104)	29,890	(300)
Total fixed maturities	$46,408	$(486)	$5,928	$(267)	$52,336	$(753)

The indicated gross unrealized losses in all fixed maturity categories increased to $2,166 from $753 at September 30, 2020 and December 31, 2019, respectively. Based on the Company’s current evaluation of its fixed maturities in an unrealized loss position, in accordance with our impairment policy and the Company’s current intentions regarding these securities, the Company concluded that these securities were not OTTI.

Information and concentrations related to fixed maturities in an unrealized loss position are included below. The tables below include the number of fixed maturities in an unrealized loss position for greater than and less than 12 months and the percentage that were investment grade at September 30, 2020.

	Unrealized Losses 12 months or less
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. agency mortgage-backed	2	2	—	—	100%
State and political subdivisions	12	12	—	—	100%
Corporate and miscellaneous	44	41	1	2	82%
Residential mortgage-backed	8	7	1	—	63%
Commercial mortgage-backed	6	6	—	—	83%
Asset-backed	68	64	3	1	81%
Total fixed maturities	140	132	5	3

	Unrealized Losses greater than 12 months
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. agency mortgage-backed	1	1	—	—	100%
Corporate and miscellaneous	3	3	—	—	0%
Residential mortgage-backed	2	1	1	—	0%
Commercial mortgage-backed	1	1	—	—	100%
Asset-backed	17	17	—	—	94%
Total fixed maturities	24	23	1	—

Note 3 – Policy Liabilities

Future Policy Benefits

Future policy benefits represent the reserve for direct and assumed traditional life insurance policies and annuities in payout status.

The annuities in payout status are certain structured settlement contracts. The policy liability for structured settlement contracts of $21,119 and $18,474 at September 30, 2020 and December 31, 2019, respectively, is computed as the present value of contractually specified future benefits. The amount included in the policy liability for structured settlements that are life contingent at September 30, 2020 and December 31, 2019, is $16,625 and $13,637, respectively.

To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded. A liability of $7,568 and $4,482 is included as part of the liability for structured settlements with respect to this deficiency at September 30, 2020 and December 31, 2019, respectively. The offset to this liability is recorded as a reduction of the unrealized capital gains included in AOCI.

Participating life insurance in force was 12.1% and 15.9% of the face value of total life insurance at September 30, 2020 and December 31, 2019, respectively.

Note 4 – Reinsurance

The Company uses reinsurance to mitigate exposure to potential losses, provide additional capacity for growth, and provide greater diversity of business. For ceded reinsurance, the Company remains liable to the extent that reinsuring companies may not be able to meet their obligations under the reinsurance agreements. To manage the risk from failure of a reinsurer to meet its obligations, the Company periodically evaluates the financial condition of all of its reinsurers. No amounts have been recorded in the nine months ended September 30, 2020 and 2019 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.

Reinsurance recoverable are as follows:

	September 30,	December 31,
	2020	2019
Ceded future policy benefits	$125,181	$113,591
Claims and other amounts recoverables	25,141	19,279
Ending balance	$150,322	$132,870

The reconciliation of direct premiums to net premiums is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Direct premiums	$39,097	$37,462	$105,620	$111,190
Assumed premiums	9,205	6,776	27,277	18,686
Ceded premiums	(23,213)	(19,814)	(51,440)	(56,572)
Net insurance premiums	$25,089	$24,424	$81,457	$73,304

Net policy charges on universal life products were $43, $42, $130 and $126 for the three and nine months ended September 30, 2020 and 2019, respectively, and are included in other income.

At September 30, 2020 and December 31, 2019, reserves related to fixed‑rate annuity deposits assumed from a former affiliate company amounted to approximately $75,376 and $78,296, respectively, and are included with policyholder account balances in the Interim Condensed Consolidated Balance Sheets.

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

The assets and liabilities within the Closed Block are included in the Company’s consolidated financial statements on the same basis as other accounts of the Company. The maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at September 30, 2020 and December 31, 2019 is $10,082 and $9,851 of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience, respectively.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block, which is referred to as the actuarial calculation. The actuarial calculation projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the actuarial calculation as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block. The review of Closed Block experience also includes consideration of whether a policy dividend obligation should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. At September 30, 2020 and December 31, 2019, the Company recognized a policyholder dividend obligation of $12,854 and $11,453, respectively, resulting from the excess of actual cumulative earnings over the expected cumulative earnings and from accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block.

The impacts on the Company’s comprehensive (loss) income from recognizing policyholder dividend obligations are as follows:

	September 30,	December 31,
	2020	2019
Actual cumulative (loss) income earnings over expected cumulative earnings	$(9,242)	$(9,049)
Income tax (benefit) expense	(1,941)	(1,900)
Net (loss) income impact	(7,301)	(7,149)
Accumulated net unrealized investment (losses) gains	(3,612)	(2,404)
Income tax (benefit) expense	(759)	(504)
Other comprehensive (loss) income impact	(2,853)	(1,900)
Comprehensive (loss) income impact	$(10,154)	$(9,049)

Information regarding the Closed Block liabilities (assets) designated to the Closed Block is as follows:

	September 30,	December 31,
Closed Block Liabilities	2020	2019
Future policy benefits and claims	$39,868	$39,704
Policyholder account balances	7,344	7,608
Other policyholder liabilities	4,009	4,630
Policyholder dividend obligations	12,854	11,453
Other (assets) liabilities	(539)	8,778
Total Closed Block liabilities	63,536	72,173
Assets Designated to the Closed Block
Investments:
Fixed maturities - available-for-sale (amortized cost $38,100 and $33,455, respectively)	43,991	37,483
Policyholder loans	1,262	1,249
Total investments	45,253	38,732
Cash and cash equivalents	3,834	7,025
Premiums due and uncollected	177	9,625
Accrued investment income	379	432
Reinsurance recoverables	20,115	23,447
Deferred income tax assets, net	3,286	3,557
Total assets designated to the Closed Block	73,044	82,818
Excess of Closed Block assets over liabilities	9,508	10,645
Amounts included in accumulated other comprehensive income:
Unrealized investment gains (losses), net of income tax	4,653	3,182
Allocated to policyholder dividend obligations, net of income tax	(2,853)	(1,900)
Total amounts included in accumulated other comprehensive income	1,800	1,282
Maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities (includes excess assets of $10,082 and $9,851, respectively)	$(7,708)	$(9,363)

	September 30,	December 31,
Policyholder Dividend Obligations	2020	2019
Beginning balance	$11,453	$9,383
Impact from earnings allocable to policyholder dividend obligations	193	381
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligations	1,208	1,689
Ending balance	$12,854	$11,453

Information regarding the Closed Block revenues and expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Net insurance premiums	$719	$1,158	$7,173	$3,941
Net investment income	369	381	1,131	1,167
Realized gains	1	88	32	88
Total revenues	1,089	1,627	8,336	5,196
Benefits and expenses
Life and annuity benefits - including policyholder dividends of $265, $145, $965 and $814, respectively	1,045	1,338	6,923	3,828
Interest credited to policyholder account balances	46	48	138	146
Operating costs and expenses	(138)	(250)	3,371	(99)
Total expenses	953	1,136	10,432	3,875
Revenues, net of expenses before provision for income tax expense	136	491	(2,096)	1,321
Income tax expense (benefit)	29	103	(440)	277
Revenues, net of expenses and provision for income tax expense (benefit)	$107	$388	$(1,656)	$1,044

The Company charges the Closed Block with federal income taxes and state and local premium taxes, policy maintenance costs and investment management expenses relating to the Closed Block as provided in the Closed Block Memorandum.

The following table presents the amortized cost and fair value of the Closed Block fixed maturity securities portfolio by contractual maturity at September 30, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
Due in one year or less	$1,651	$1,671
Due after one year through five years	10,051	10,895
Due after five years through ten years	1,027	1,266
Due after ten years	22,395	27,211
Securities not due at a single maturity date — primarily mortgage and asset- backed	2,976	2,948
Total fixed maturities	$38,100	$43,991

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

Federal Home Loan Bank of Chicago

The Company is a member of the Federal Home Loan Bank of Chicago (FHLBC). As a member, the Company is able to borrow on a collateralized basis from the FHLBC which can be used as an alternative source of liquidity. The FHLBC membership requires the Company to own member stock. At September 30, 2020 and December 31, 2019, the Company held $115 of FHLBC common stock which allows the Company to borrow up to $2,558. Interest on borrowed funds is charged at variable rates established from time to time by the FHLBC and depending on the borrowing option selected at the time of the borrowing. No amounts have been borrowed from the FHLBC as of September 30, 2020 and December 31, 2019.

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

Recurring and Non-Recurring Fair Value Measurements

The Company’s assets that are carried at fair value on a recurring and non-recurring basis, by fair value hierarchy level, are as follows:

September 30, 2020	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$14,513	$—	$14,513
U.S. agency mortgage-backed	—	24,996	—	24,996
State and political subdivisions	—	53,202	—	53,202
Corporate and miscellaneous	2,235	158,384	1,186	161,805
Foreign government	—	167	—	167
Residential mortgage-backed	—	7,034	—	7,034
Commercial mortgage-backed	—	19,929	—	19,929
Asset-backed	—	69,330	1,295	70,625
Total fixed maturities	2,235	347,555	2,481	352,271
Equity securities	3,032	—	—	3,032
Total recurring assets	$5,267	$347,555	$2,481	$355,303

December 31, 2019	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$16,102	$—	$16,102
U.S. agency mortgage-backed	—	39,535	—	39,535
State and political subdivisions	—	24,743	—	24,743
Corporate and miscellaneous	1,870	145,268	—	147,138
Foreign government	—	171	—	171
Residential mortgage-backed	—	9,215	—	9,215
Commercial mortgage-backed	—	19,335	—	19,335
Asset-backed	—	57,467	1,215	58,682
Total fixed maturities	1,870	311,836	1,215	314,921
Short-term investments	29,757	—	—	29,757
Equity securities	5,231	—	—	5,231
Total recurring assets	$36,858	$311,836	$1,215	$349,909

Summary of Significant Valuation Techniques for Assets on a Recurring Basis

Level 1 securities include principally exchange‑traded funds that are valued based on quoted market prices for identical assets.

All the fair values of the Company’s fixed maturities within Level 2 are based on prices obtained from independent pricing services. All of the Company’s prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type and region of the world, based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type and region. For fixed maturities that do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using their pricing applications which incorporate a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, and U.S. Treasury curves. Specifically, for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data. Securities with validated quotes from pricing services are reflected within Level 2 of the fair value hierarchy, as they generally are based on observable pricing for similar assets or other market significant observable inputs.

Level 3 fair value classification consists of investments in structured securities where the fair value of the security is determined by a pricing service using internal pricing models where one or more of the significant inputs is unobservable in the marketplace, or there is a single broker/dealer quote. The fair value of a broker-quoted asset is based solely on the receipt of an updated quote from a single market maker or a broker-dealer recognized as a market participant. The Company does not adjust broker quotes when used as the fair value measurement for an asset. At September 30, 2020, the Company held 3 securities priced using internal models and 2 securities priced using a broker/dealer quote that were within Level 3.

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

		Total gains (losses) included in:
	Balance at January 1, 2020	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at September 30, 2020
Financial Assets
Fixed maturities
Corporate and miscellaneous	$—	$—	$(6)	$1,192	$—	$—	$—	$1,186
Asset-backed	1,215	—	(61)	292	—	(151)	—	1,295
Total assets	$1,215	$—	$(67)	$1,484	$—	$(151)	$—	$2,481

		Total gains (losses) included in:
	Balance at January 1, 2019	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2019
Financial Assets
Fixed maturities
Corporate and miscellaneous	$12,773	$—	$—	$—	$—	$—	$(12,773)	$—
Asset-backed	922	—	3	1,875	—	(1,585)	—	1,215
Total assets	$13,695	$—	$3	$1,875	$—	$(1,585)	$(12,773)	$1,215

There were no transfers between levels in 2020. In 2019, there were 29 transfers from Level 3 to Level 2.

Financial Instruments not Measured at Fair Value

The following tables provide fair value information for financial instruments that are carried on the balance sheet at amounts other than fair value. These tables exclude cash and cash equivalents and accrued investment income, that are not securities and therefore are not included in the three-level hierarchy table disclosed in the “Recurring and Non-Recurring Fair Value Measurements” section. The carrying amount and estimated fair values of the Company’s financial instruments that are not measured at fair value on the Interim Condensed Consolidated Balance Sheets are as follows:

		Estimated Fair Value
September 30, 2020	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$51,357	$—	$—	$47,242	$47,242
Policyholder loans	6,250	—	—	8,122	8,122
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	24,043	—	—	19,877	19,877
Long/short-term debt	28,166	—	—	33,988	33,988
Policyholder account balances	84,396	—	—	91,127	91,127

		Estimated Fair Value
December 31, 2019	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$51,835	$—	$—	$47,567	$47,567
Policyholder loans	6,040	—	—	7,926	7,926
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	21,290	—	—	19,070	19,070
Long/short-term debt	20,600	—	—	23,060	23,060
Policyholder account balances	87,517	—	—	89,896	89,896

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.

Mortgage Loans — Fair value was based on the discounted value of future cash flows for all first mortgage loans adjusted for specific loan risk. The discount rate was based on the rate that would be offered for similar loans at the reporting date. Fair value excludes $3,039 and $3,193 of second and mezzanine mortgages carried at cost for which fair value is not measurable at September 30, 2020 and December 31, 2019, respectively.

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

Note 8 – Long and Short-Term Debt

The Company originally entered into a financing arrangement with an external party in January 2018, from which the Company receives an advanced commission-based payment for certain Insurance Segment term policies sold through the Agency Segment, in exchange for a level commission that is paid by the Company over the period the policy remains in-force. The Company’s arrangement with the external party allows the Company to finance up to $27,500 of commission. At September 30, 2020 and December 31, 2019, the Company had a net advance of $25,636 and $19,089, respectively, under this arrangement. At September 30, 2020, the Company expects to pay back the aggregate amounts as presented in the following table.

Due in one year or less	$5,693
Due after one year through two years	3,559
Due after two years through three years	3,259
Due after three years through four years	3,047
Due after four years through five years	2,884
Due after five years	22,560
Less discount	(12,836)
Total long/short-term debt	$28,166

Note 9 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of taxes are as follows:

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at January 1, 2020	$362	$8,395	$8,757

Other comprehensive income (loss)	—	6,783	6,783
Income tax (expense) benefit	—	(1,427)	(1,427)
Other comprehensive income (loss), net of tax	—	5,356	5,356
Balance at September 30, 2020	$362	$13,751	$14,113

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at January 1, 2019	$362	$(2,730)	$(2,368)

Other comprehensive income (loss)	—	15,772	15,772
Income tax (expense) benefit	—	(3,313)	(3,313)
Other comprehensive income (loss), net of tax	—	12,459	12,459
Balance at September 30, 2019	$362	$9,729	$10,091

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

The segment results are as follows:

	Three Months Ended September 30, 2020					Three Months Ended September 30, 2019
	Insurance	Agency	Corporate	Eliminations	Total Consolidated	Insurance	Agency	Corporate	Eliminations	Total Consolidated
Net insurance premiums	$25,089	$—	$—	$—	$25,089	$24,424	$—	$—	$—	$24,424
Net investment income	3,436	—	48	(44)	3,440	3,792	—	476	(91)	4,177
Net realized investment (losses) gains	(272)	—	(3)	—	(275)	(213)	—	—	—	(213)
Other-than-temporary-impairment	(13)	—	—	—	(13)	—	—	—	—	—
Earned commissions from external customers	—	7,101	—	—	7,101	—	4,540	—	—	4,540
Intersegment earned commissions	—	4,412	—	(4,412)	—	—	5,035	—	(5,035)	—
Other income	63	1,130	—	—	1,193	39	1,650	—	—	1,689
Total revenues	28,303	12,643	45	(4,456)	36,535	28,042	11,225	476	(5,126)	34,617
Life, annuity, and health claim benefits	16,952	—	—	—	16,952	17,143	—	—	—	17,143
Operating costs and expenses	6,066	12,433	2,621	(2,654)	18,466	8,851	13,597	4,216	(3,090)	23,574
Amortization of deferred policy acquisition costs	4,594	—	—	(165)	4,429	4,256	—	—	(1,227)	3,029
Total benefits and expenses	27,612	12,433	2,621	(2,819)	39,847	30,250	13,597	4,216	(4,317)	43,746
(Loss) income before income tax	$691	$210	$(2,576)	$(1,637)	$(3,312)	$(2,208)	$(2,372)	$(3,740)	$(809)	$(9,129)

	Nine Months Ended September 30, 2020					Nine Months Ended September 30, 2019
	Insurance	Agency	Corporate	Eliminations	Total Consolidated	Insurance	Agency	Corporate	Eliminations	Total Consolidated
Net insurance premiums	$81,457	$—	$—	$—	$81,457	$73,304	$—	$—	$—	$73,304
Net investment income	10,369	—	270	(171)	10,468	11,328	—	651	(301)	11,678
Net realized investment (losses) gains	(2,022)	—	(3)	—	(2,025)	736	—	—	—	736
Other-than-temporary-impairment	(67)	—	—	—	(67)	—	—	—	—	—
Earned commissions from external customers	—	15,629	—	—	15,629	—	13,435	—	—	13,435
Intersegment earned commissions	—	17,311	—	(17,311)	—	—	16,874	—	(16,874)	—
Other income	262	3,779	—	—	4,041	180	4,529	—	—	4,709
Total revenues	89,999	36,719	267	(17,482)	109,503	85,548	34,838	651	(17,175)	103,862
Life, annuity, and health claim benefits	60,193	—	—	—	60,193	51,111	—	—	—	51,111
Operating costs and expenses	24,923	37,822	7,793	(9,887)	60,651	24,330	39,135	7,350	(9,936)	60,879
Amortization of deferred policy acquisition costs	11,131	—	—	(1,935)	9,196	12,930	—	—	(3,379)	9,551
Total benefits and expenses	96,247	37,822	7,793	(11,822)	130,040	88,371	39,135	7,350	(13,315)	121,541
(Loss) income before income tax	$(6,248)	$(1,103)	$(7,526)	$(5,660)	$(20,537)	$(2,823)	$(4,297)	$(6,699)	$(3,860)	$(17,679)

	September 30, 2020				December 31, 2019
	Insurance	Agency	Corporate	Total Consolidated	Insurance	Agency	Corporate	Total Consolidated
Investments and cash	$426,669	$3,549	$23,659	$453,877	$412,329	$1,170	$32,231	$445,730
Commissions and agent balances	(12,730)	30,785	—	18,055	(13,775)	25,045	—	11,270
Deferred policy acquisition costs	88,401	—	—	88,401	85,776	—	—	85,776
Intangible assets	—	1,635	—	1,635	—	1,635	—	1,635
Reinsurance recoverables	150,322	—	—	150,322	132,870	—	—	132,870
Deferred income tax (liabilities) assets, net	(7,573)	—	18,296	10,723	(8,235)	—	17,675	9,440
Other	23,212	4,902	1,075	29,189	31,029	3,393	639	35,061
Total assets	$668,301	$40,871	$43,030	$752,202	$639,994	$31,243	$50,545	$721,782

The Company’s investment in equity method investees and the related equity income is attributable to the Corporate Segment.

All the Company’s significant revenues and long-lived assets are located in the United States, which is the Company’s country of domicile.

Note 11 –Subsequent Events

Management has evaluated subsequent events up to and including November 16, 2020, the date these Interim Condensed Consolidated Financial Statements were issued and determined there were no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2020 and 2019

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

COVID-19

The outbreak of the novel coronavirus (“COVID-19”) in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The measures governments worldwide have enacted to combat the pandemic have resulted in disruptions in global and local supply chains and have led to adverse impacts on economic and market conditions as well as increases in unemployment. The severity of COVID-19 and duration of government containment actions have impacted both employees and customers of the Company and presented material uncertainty and risk with respect to the Company’s performance, liquidity, results of operations, and financial condition.

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

In the third quarter 2020 and year to date September 30, 2020, the Company had an estimated $0.9 million and $1.8 million, respectively, in net incurred policyholder claims that included COVID-19 as a contributing cause of death.

The Company continues to monitor the effects of the changing economic environment on our fixed maturity securities portfolio and currently have a number of securities on our watch list, which are mainly concentrated in the oil and gas and airline sectors. Our assessment through September 30, 2020 has resulted in no additional material other-than-temporary impairment (OTTI) due to COVID-19 and the recent market events.

In response to the economic impact related to COVID-19, concessions were granted to certain of the Company’s mortgage loan borrowers, including payment deferrals and other loan modifications.  At June 30, 2020, the Company held 25 mortgage loans where requests for temporary modifications were granted (23 were modified to interest only and 2 to forbearance). The total loan balance for these 25 loans amounted to $4.4 million or about 9% of the mortgage loan portfolio. At June 30, 2020, 17 of the 25 temporary loan modifications had returned to full payment (both principal and interest) under the modified loan terms, including the 2 loans given forbearance.  Of the remaining 8 loans that were granted loan modifications, 7 of these loans returned to full payment status as of September 30. 2020. During the third quarter of 2020, the Company granted a loan modification through December 31, 2020 on a loan that was outside of the original 25 loan modifications previously granted. The combined loan balance of the 2 loans under temporary modification status at September 30, 2020 amounted to $0.4 million, or less than 1% of the mortgage loan portfolio.

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

Results of Operations

The major components of operating revenues, benefits and expenses and net (loss) income were as follows:

Vericity, Inc. Consolidated Results of Operations

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2020	2019	2020	2019
Net insurance premiums	$25,089	$24,424	$81,457	$73,304
Net investment income	3,440	4,177	10,468	11,678
Net realized investment (losses) gains	(275)	(213)	(2,025)	736
Other-than-temporary-impairment	(13)	—	(67)	—
Earned commissions	7,101	4,540	15,629	13,435
Insurance lead sales	1,130	1,650	3,779	4,529
Other income	63	39	262	180
Total revenues	36,535	34,617	109,503	103,862
Benefits and expenses
Life, annuity, and health claim benefits	16,183	16,243	57,860	48,573
Interest credited to policyholder account balances	769	900	2,333	2,538
Operating costs and expenses	18,466	23,574	60,651	60,879
Amortization of deferred policy acquisition costs	4,429	3,029	9,196	9,551
Total benefits and expenses	39,847	43,746	130,040	121,541
(Loss) income before income taxes	(3,312)	(9,129)	(20,537)	(17,679)
Income tax (benefit) expense	(56)	(591)	(1,931)	(307)
Net (loss) income	$(3,256)	$(8,538)	$(18,606)	$(17,372)

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Total Revenues

For the three months ended September 30, 2020, total revenues were $36.5 million compared to $34.6 million for the three months ended September 30, 2019. This increase of $1.9 million resulted from an increase in earned commissions, higher net insurance premiums, partially offset by lower insurance lead sales and net investment income.

Benefits and Expenses

For the three months ended September 30, 2020, total benefits and expenses were $39.8 million compared to $43.7 million for the three months ended September 30, 2019. This decrease of $3.9 million was primarily due to lower operating costs and expenses, partially offset by higher amortization of deferred policy acquisition costs.

(Loss) Income Before Income Taxes

For the three months ended September 30, 2020, net loss before taxes was $3.3 million compared to net loss before taxes of $9.1 million for the three months ended September 30, 2019. The lower net loss of $5.8 million was primarily due to reductions in operating costs and expenses and an increase in earned commissions, partially offset by increased amortization of deferred policy acquisition costs.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Total Revenues

For the nine months ended September 30, 2020, total revenues were $109.5 million compared to $103.9 million for the nine months ended September 30, 2019. This increase of $5.6 million resulted from higher net insurance premiums and earned commissions, partially offset by lower net realized investment gains (losses) and lower insurance lead sales.

Benefits and Expenses

For the nine months ended September 30, 2020, total benefits and expenses were $130.0 million compared to $121.5 million for the nine months ended September 30, 2019. This increase of $8.5 million was primarily due to higher life, annuity, and health claim benefits.

(Loss) Income Before Income Taxes

For the nine months ended September 30, 2020, we had a net loss before taxes of $20.5 million compared to a net loss before taxes of $17.7 million for the nine months ended September 30, 2019. The higher net loss of $2.8 million was primarily due to increased life, annuity, and health claim benefits and lower net realized investment gains (losses), partially offset by increased net insurance premiums and earned commissions.

Analysis of Segment Results

Reconciliation of Segment Results to Consolidated Results

The following analysis reconciles the reported segment results to the Company’s total consolidated results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
(Loss) income before income tax by segment
Agency	$210	$(2,372)	$(1,103)	$(4,297)
Insurance	691	(2,208)	(6,248)	(2,823)
Corporate	(2,576)	(3,740)	(7,526)	(6,699)
Eliminations	(1,637)	(809)	(5,660)	(3,860)
(Loss) income before income taxes	(3,312)	(9,129)	(20,537)	(17,679)
Income tax (benefit) expense	(56)	(591)	(1,931)	(307)
Net (loss) income	$(3,256)	$(8,538)	$(18,606)	$(17,372)

Agency Segment

The results of our Agency Segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Revenues
Earned commissions	$11,513	$9,575	$32,940	$30,309
Insurance lead sales	1,130	1,650	3,779	4,529
Total revenues	12,643	11,225	36,719	34,838
Expenses
Operating costs and expenses	12,433	13,597	37,822	39,135
Total expenses	12,433	13,597	37,822	39,135
(Loss) income before income taxes	$210	$(2,372)	$(1,103)	$(4,297)

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Earned Commissions

For the three months ended September 30, 2020, earned commissions were $11.5 million compared to $9.6 million for the three months ended September 30, 2019. This increase of $1.9 million resulted from increased sales in the retail channel, which was primarily driven by increased agent headcount, partially offset by lower sales in the wholesale channel.

Insurance Lead Sales

For the three months ended September 30, 2020, insurance lead sales were $1.1 million compared to $1.7 million for the three months ended September 30, 2019. This decrease of $0.6 million was primarily due to lower external transfer revenue.

Operating Costs and Expenses

For the three months ended September 30, 2020, operating costs and expenses were $12.4 million compared to $13.6 million for the three months ended September 30, 2019. This decrease of $1.2 million was primarily due to 2019 expense of $0.9 million related to accelerated vesting of incentive compensation related to the completion of the IPO and lower marketing costs.

(Loss) Income Before Income Taxes

For the three months ended September 30, 2020, the Agency Segment net income was $0.2 million compared to net loss of $2.4 million for the three months ended. This increase in net income of $2.6 million was the result of increased earned commissions and a reduction of operating costs and expenses, partially offset by lower insurance lead sales revenue.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Earned Commissions

For the nine months ended September 30, 2020, earned commissions were $32.9 million compared to $30.3 million for the nine months ended September 30, 2019. This increase of $2.6 million resulted from higher sales in the retail channel, which was primarily driven by increased agent headcount, partially offset by decreased sales in the wholesale channel.

Insurance Lead Sales

For the nine months ended September 30, 2020, insurance lead sales were $3.8 million compared to $4.5 million for the nine months ended September 30, 2019. This decrease of $0.7 million was primarily due to lower click-through and transfer revenue.

Operating Costs and Expenses

For the nine months ended September 30, 2020, operating costs and expenses were $37.8 million compared to $39.1 million for nine months ended September 30, 2019. This decrease of $1.3 million was primarily due to 2019 expense of $0.9 million related to accelerated vesting of incentive compensation related to the completion of the IPO and lower marketing costs.

(Loss) Income Before Income Taxes

For the nine months ended September 30, 2020, the Agency Segment incurred a net loss of $1.1 million compared to net loss of $4.3 million for the nine months ended September 30, 2019. This decrease in net loss of $3.2 million was primarily the result of higher earned commissions and a reduction of operating costs and expenses, partially offset by lower insurance lead sales revenue.

Insurance Segment

The results of our Insurance Segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Revenues
Net insurance premiums	$25,089	$24,424	$81,457	$73,304
Net investment income	3,436	3,792	10,369	11,328
Net realized investment (losses) gains	(272)	(213)	(2,022)	736
Other-than-temporary-impairment	(13)	—	(67)	—
Other income	63	39	262	180
Total revenues	28,303	28,042	89,999	85,548
Benefits and expenses
Life, annuity, and health claim benefits	16,183	16,243	57,860	48,573
Interest credited to policyholder account balances	769	900	2,333	2,538
Operating costs and expenses	6,066	8,851	24,923	24,330
Amortization of deferred policy acquisition costs	4,594	4,256	11,131	12,930
Total benefits and expenses	27,612	30,250	96,247	88,371
(Loss) income before income taxes	$691	$(2,208)	$(6,248)	$(2,823)

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Net Insurance Premiums

For the three months ended September 30, 2020, net insurance premiums were $25.1 million compared to $24.4 million for the three months ended September 30, 2019. This $0.7 million increase in net insurance premiums was primarily due to growth in the Core Life and Non-Core lines of $1.1 million, mainly driven by an increase in LifeTime Benefit Term (LBT), partially offset by a decrease in RAPIDecision® Life, primarily driven by changes in reinsurance. This increase was partially offset by a decrease in the Closed Block of $0.4 million.

Net Investment Income

For the three months ended September 30, 2020, net investment income decreased to $3.5 million compared to $3.8 million for the three months ended September 30, 2019. The $0.3 million decrease was mainly due to lower book yields in the fixed maturity portfolio, resulting from a lower interest rate environment. For more information on net investment income, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Life, Annuity and Health Claim Benefits

For the three months ended September 30, 2020, life, annuity and health claim benefits were $16.2 million compared with $16.2 million for the three months ended September 30, 2019. There were $0.9 million in net claims that included COVID-19 as a contributing cause of death.

Operating Costs and Expenses

For the three months ended September 30, 2020, operating costs and expenses decreased to $6.1 million compared to $8.9 million for the three months ended September 30, 2019. The $2.8 million decrease was primarily attributable to $1.8 million of costs related to accelerated vesting of incentive compensation related to the completion of the IPO in 2019 and an increase in ceding allowances in the Core Life lines.

Amortization of Deferred Policy Acquisition Costs

          For the three months ended September 30, 2020, amortization of deferred policy acquisition costs was $4.6 million compared to $4.3 million for the three months ended September 30, 2019. The increase of $0.3 million relates to the Closed Block. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

(Loss) Income Before Income Taxes

For the three months ended September 30, 2020, net income was $0.7 million compared to net loss of $2.2 million for the three months ended September 30, 2019. The $2.9 million increase resulted primarily from a $2.8 million decrease in operating costs and expenses.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

Net Insurance Premiums

For the nine months ended September 30, 2020, net insurance premiums were $81.5 million compared to $73.3 million for the nine months ended September 30, 2019. This increase of $8.2 million in net insurance premiums was primarily due to growth in the Core Life lines of $4.3 million, mainly driven by increases in LifeTime Benefit Term (LBT) partially offset by a decline in RAPIDecision® Life, primarily driven by changes in reinsurance. In addition, there was an increase of $3.2 million related to the Closed Block and $0.7 million primarily related to the 2019 recapture of annuities and assumed life. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Net Investment Income

For the nine months ended September 30, 2020, net investment income was $10.4 million compared to $11.3 million for the nine months ended September 30, 2019. The decrease was mainly due to lower book yields in the fixed maturity portfolio resulting from the lower interest rate environment. For more information on net investment income, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Net Realized Investment Gains (Losses)

For the nine months ended September 30, 2020, net realized investment losses were $2.0 million compared to $0.7 million net realized investment gains for the nine months ended September 30, 2019. The $2.7 million decrease was mainly due to the equity portfolio which incurred losses of $2.6 million and gains of $0.2 million in the first nine months of 2020 and 2019, respectively. The equity portfolio is invested in the energy sector, which incurred losses, partially attributable to COVID-19. For more information on net realized investment gains (losses), see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Life, Annuity and Health Claim Benefits

For the nine months ended September 30, 2020, life, annuity and health claim benefits were $57.9 million compared with $48.6 million for the nine months ended September 30, 2019. This increase of $9.3 million was mainly attributable to an increase in claim benefits of $4.5 million in Core Life and Non-Core Life lines, $1.7 million as a result of the 2019 recapture of assumed life business and annuities, and $3.1 million in the Closed Block. Net claims related to COVID-19 were $1.8 million in the nine months ended September 30, 2020. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Operating Costs and Expenses

For the nine months ended September 30, 2020, operating costs and expenses were $24.9 million compared to $24.3 million for the nine months ended September 30, 2019. This increase of $0.6 million was primarily due to a reduction in reinsurance allowances of $1.4 million, which includes $3.7 million related to the Closed Block, partially offset by increased allowances of $2.5 million in the Core Life and Non-Core Life lines. In addition, there was $1.0 million increase in staff and depreciation costs. This was partially offset by $1.8 million costs related to accelerated vesting of incentive compensation related to the completion of the IPO in 2019. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Amortization of Deferred Policy Acquisition Costs

For the nine months ended September 30, 2020, amortization of deferred policy acquisition costs was $11.1 million compared to $12.9 million for the nine months ended September 30, 2019. The decrease of $1.8 million includes a $2.7 million decrease in the Closed Block and $0.2 million decrease in Non-Core Life, partially offset by an increase in our Core Life lines of $1.1 million. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

(Loss) Income Before Income Taxes

For the nine months ended September 30, 2020, net loss was $6.3 million compared to a net loss of $2.8 million for the nine months ended September 30, 2019. This increase in net loss of $3.5 million resulted primarily from $9.3 million increase in life, annuity and health claim benefits, $0.6 million increase in operating costs and expenses, reduction of $2.8 million in net realized investment gains (losses), and $1.0 million reduction in net investment income, partially offset by an increase in net insurance premiums of $8.2 million and a reduction in amortization of deferred acquisition costs of $1.8 million.

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

The maximum future earnings to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at September 30, 2020 and December 31, 2019, are $10.1 million and $9.9 million, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

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

Corporate Segment

The results of the Corporate Segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Revenues
Net investment income	$48	$476	$270	$651
Net realized investment (losses) gains	(3)	—	(3)	—
Total revenues	45	476	267	651
Expenses
Operating costs and expenses	2,621	4,216	7,793	7,350
Total expenses	2,621	4,216	7,793	7,350
(Loss) income before income taxes	$(2,576)	$(3,740)	$(7,526)	$(6,699)

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

(Loss) Income Before Income Taxes

For the three months ended September 30, 2020, net loss decreased to $2.6 million from a net loss of $3.7 million for the three months ended September 30, 2019. The $1.1 million decrease in net loss is primarily attributable to $3.2 million of costs related to accelerated vesting of incentive compensation related to the completion of the IPO in 2019, partially offset by higher operating costs and expenses due to targeted growth initiatives and costs associated with being a public company.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

(Loss) Income Before Income Taxes

For the nine months ended September 30, 2020, net loss increased to $7.5 million from a net loss of $6.7 million for the nine months ended September 30, 2019. The $0.8 million increase in net loss is primarily attributable to $3.2 million of costs related to accelerated vesting of incentive compensation related to the completion of the IPO in 2019, partially offset by higher operating costs and expenses due to targeted growth initiatives and costs associated with being a public company.

Intercompany Eliminations

The impact of the eliminations for intercompany transactions primarily consists of the sales by the Agency Segment of the life products of the Insurance Segment. The eliminations represent the amounts required to eliminate the intercompany transactions as recorded in the segment results, and in particular, to eliminate any intersegment profits resulting from such transactions. Our segment results follow the accounting principles and methods applicable to each segment as if the intercompany transactions were with unaffiliated organizations:

Revenue—the Agency Segment recognizes all commission revenue to be paid for the first year that the policy is in force at the date that the insurance policy goes in force at the carrier.

Expense—the Insurance Segment recognizes the first-year commission as a policy acquisition cost, in proportion to the premiums earned from providing insurance coverage throughout the first year that the policy is in force. In addition, the Insurance Segment defers the amount by which the first-year commission acquisition costs exceed the ultimate renewal commission and records this amount as deferred acquisition cost that is amortized over the expected life of the policy.

Viewed at the segment level, because of the timing difference between the Agency Segment’s immediate recognition of commission revenue and the Insurance Segment’s deferral and amortization of the commission expense over the expected life of the policy, all else being equal, the sale of a policy through the Agency Segment results in an intersegment profit in an amount equal to the difference between the commission paid and the related amortization expense. However, in consolidation, two impacts occur. First, the intercompany revenue recognized by the Agency Segment and the related deferred acquisition expense recorded by the Insurance Segment are eliminated. Second, deferred policy acquisition costs are recorded equal to that portion of commission deferred acquisition cost (DAC) that can be tied directly to Efinancial’s expenses incurred in the successful placement of a policy. Therefore, in consolidation, the commission DAC recorded in the Insurance Segment is effectively reduced to reflect the elimination of that portion of commission DAC that results from Efinancial expenses that cannot be directly tied to the successful placement of a policy. The amount of eliminated commission DAC, which represents a majority of the commission DAC, is charged to current expense, and acquisition cost DAC is recorded at a reduced amount, which represents the amount of commission DAC that is eligible for deferral under GAAP.

The results of these elimination entries were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(dollars in thousands)		(dollars in thousands)
Revenues
Net investment (loss) income	$(44)	$(91)	$(171)	$(301)
Earned commissions	(4,412)	(5,035)	(17,311)	(16,874)
Total revenues	(4,456)	(5,126)	(17,482)	(17,175)
Expenses
Operating costs and expenses	(2,654)	(3,090)	(9,887)	(9,936)
Amortization of deferred policy acquisition costs	(165)	(1,227)	(1,935)	(3,379)
Total expenses	(2,819)	(4,317)	(11,822)	(13,315)
(Loss) income before income taxes	$(1,637)	$(809)	$(5,660)	$(3,860)

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

For the three months ended September 30, 2020, the impact of intercompany eliminations on pre-tax income was a reduction of $1.6 million compared to a $0.8 million reduction for the three months ended September 30, 2019. This increase in pre-tax loss is primarily related to eliminating lower amortization of deferred policy acquisition costs mainly as a result of selling business through the AmeriLife distribution channel.

Nine Months Ended September 30, 2020 Compared to the Nine Months Ended September 30, 2019

For the nine months ended September 30, 2020, the impact of intercompany eliminations on pre-tax income was a reduction of $5.7 million compared to a $3.9 million reduction for the nine months ended September 30, 2019. This increase in pre-tax loss is primarily related to eliminating lower amortization of deferred policy acquisition costs mainly as a result of selling business through the AmeriLife distribution channel.

Investments

Investment Returns

We invest available cash and funds that support our regulatory capital, surplus requirements and policy reserves in investment securities that are included in the Insurance and Corporate Segments. We earn income on these investments in the form of interest on fixed maturity securities (bonds and mortgage loans) and dividends (equity holdings). Net investment income is recorded as revenue, net of investment related expenses. The amount of net investment income that we recognize will vary depending on the amount of invested assets that we own, the types of investments, the interest rates earned and amount of dividends received on our investments.

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

Investment Guidelines

Our investment strategy and guidelines are developed by management and approved by the Investment Committee of Fidelity Life’s board of directors. Our investment strategy related to the Insurance Segment is designed to maintain a well-diversified, high quality fixed income portfolio that will provide adequate levels of net investment income and liquidity to meet our policyholder obligations under our life insurance policies and our assumed annuity deposits. To help maintain liquidity, we establish the duration of invested assets within a tolerance to the policy liability duration. The investments of the Insurance Segment are managed with an emphasis on current income within quality and diversification constraints. The focus is on book yield of the fixed income portfolio as the anticipated portfolio yield is a key element used in pricing our insurance products and establishing policyholder crediting rates on our annuity contracts.

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

The following table shows the distribution of the fixed maturity securities classified as available-for-sale by quality rating using the rating assigned by Standard & Poor’s (S&P), a nationally recognized statistical rating organization. For securities where the S&P rating is not available (not rated), the National Association of Insurance Commissioners (NAIC) rating is used. Over the periods presented, we have maintained a consistent weighted average bond quality rating of “A.” The percentage allocation of total investment grade securities was 98.0% and 98.2% at September 30, 2020 and December 31, 2019, respectively.

	Estimated Fair Value
	September 30, 2020		December 31, 2019
	(dollars in thousands)
S&P Rating
AAA	$92,456	26.2%	$93,137	29.7%
AA	70,366	20.0%	47,217	15.0%
A	92,542	26.3%	94,776	30.1%
BBB	70,255	19.9%	60,277	19.1%
Not rated	19,780	5.6%	13,443	4.3%
Total investment grade	345,399	98.0%	308,850	98.2%
BB	4,451	1.3%	3,455	1.1%
B	1,858	0.5%	1,707	0.5%
CCC	558	0.2%	727	0.2%
D	5	0.0%	7	0.0%
Not Rated	—	0.0%	175	0.0%
Total below investment grade	6,872	2.0%	6,071	1.8%
Total	$352,271	100.0%	$314,921	100.0%

The following table sets forth the maturity profile of our fixed maturity securities at September 30, 2020 from December 31, 2019. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	September 30, 2020				December 31, 2019
(dollars in thousands)	Amortized Cost	%	Estimated Fair Value	%	Amortized Cost	%	Estimated Fair Value	%
Due in one year or less	$9,269	2.9%	$9,428	2.7%	$10,746	3.7%	$10,839	3.4%
Due after one year through five years	43,045	13.4%	46,541	13.2%	37,668	12.8%	39,506	12.5%
Due after five years through ten years	34,396	10.7%	38,632	11.0%	23,760	8.1%	25,695	8.2%
Due after ten years	113,758	35.5%	135,086	38.3%	97,506	33.1%	112,115	35.6%
Securities not due at a single maturity date-primarily mortgage and asset-backed securities	120,192	37.5%	122,584	34.7%	124,722	42.3%	126,766	40.3%
Total fixed maturities	$320,660	100.0%	$352,271	100.0%	$294,402	100.0%	$314,921	100.0%

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

Net Investment Income

One key measure of our net investment income is the book yield on our holdings of fixed maturity securities classified as available-for-sale. Fair value of these securities totaled $352.3 million and $314.9 million as of September 30, 2020 and December 31, 2019, respectively. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying investments for the period. For the nine months ended September 30, 2020 and 2019, our book yield on fixed maturity securities available-for-sale was 3.9% and 4.3%, respectively. See “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Interest Credited to Policyholder Account Balances

Included with the future policy benefits is the liability for contract holder deposits on deferred annuity contracts assumed through two reinsurance agreements effective in 1991 and 1992 and certain other policy funds left on deposit with the Company. The aggregate liability for deposits is as follows:

	September 30, 2020	December 31, 2019	September 30, 2020	September 30, 2019
	Ending Balance	Ending Balance	Year to Date Interest Credited	Year to Date Interest Credited
	(dollars in thousands)
Annuity contract holder deposits—assumed	$75,376	$78,296	$2,164	$2,362
Dividends left on deposit	7,344	7,609	138	146
Other	1,676	1,612	31	30
Total	$84,396	$87,517	$2,333	$2,538

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

Unrealized Holding Gains (Losses)

         The Company records capital appreciation/depreciation on the available-for-sale fixed maturity securities. At September 30, 2020 and 2019, accumulated other comprehensive income, from mark-to-market adjustments of our available-for-sale fixed income securities, net of federal income taxes and reserves was $5.4 million and $12.5 million, respectively. See “Note 9 – Accumulated other comprehensive income (loss)” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Financial Position

At September 30, 2020, we had total assets of $752.2 million compared to total assets at December 31, 2019 of $721.8 million, an increase of $30.4 million. The invested asset base increased $5.7 million, mainly due to net purchases of investments of $24.4 million and $11.1 million in net unrealized gains, partially offset by the maturity of short-term investments of $29.8 million. Reinsurance recoverables increased $17.5 million as a result of a $13.4 million increase in ceded policy and claim reserves and an increase of $4.1 million related to timing of settlements of reinsured claims. Commission and agent balances increased $6.8 million due to the timing of collections. Deferred policy acquisition costs increased $2.6 million primarily due to deferrals on new business in excess of amortization. Cash increased $2.4 million primarily related to cash from operating and financing activities, partially offset by cash used to purchase new investments. Deferred income taxes increased $1.3 million, primarily due to a deferred tax credit as a result of net loss, partially offset by tax on unrealized investment market gains. The above increases were partially offset primarily by the following drivers: Other assets decreased $5.5 million, primarily due to decreases in due premium mostly on the Closed Block, partially offset by increases in internally developed software.

At September 30, 2020, we had total liabilities of $553.0 million compared to total liabilities of $509.4 million at December 31, 2019, an increase of $43.6 million. Future policy benefits and claims increased $36.0 million, primarily due to a $33.7 million increase in Core Life and Non-Core Life lines resulting from growth and maturity of the underlying blocks of business and $2.2 million increase in annuities and assumed life. Debt increased $7.6 million related to additional net borrowings under our commission financing agreement with Hannover Life. Other liabilities increased $6.4 million, primarily related to timing of investment trades and higher operating expense accruals. Other policyholder liabilities increased $4.7 million due to changes in claim reserves. Policyholder dividend obligations related to the Closed Block increased $1.4 million, primarily due to changes in the market value of invested assets. The increases were partially offset by a decrease in Reinsurance liabilities and payables of $9.3 million, primarily related to timing of ceded due premium largely from the Closed Block, and $3.1 million decrease in Policyholder account balances, largely due to annuity payments.

At September 30, 2020, total equity decreased to $199.2 million from $212.4 million at December 31, 2019. This decrease in equity of $13.2 million was attributable to a decrease in Retained earnings of $18.6 million due to net loss, partially offset by unrealized net gains on investments.

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

Under our commission financing arrangement with Hannover Life, Fidelity Life is able to pay level annual commissions instead of first year only commissions to Efinancial for sales of RAPIDecision® Life policies and Hannover Life advances to Efinancial amounts approximately equal to first year only commissions for sales of those policies. This arrangement reduces Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business while helping to provide liquidity for Efinancial through the receipt of larger first year only commissions. We are able to obtain advances up to $27.5 million under our arrangement with Hannover Life. As of September 30, 2020 and December 31, 2019, we had net advances of $25.8 million and $19.1 million, respectively, under this arrangement.

We are a member of the Federal Home Loan Bank of Chicago (the “FHLBC”). As a member, we are able to borrow on a collateralized basis from the FHLBC. We own FHLBC common stock with a book value of $0.1 million, which allows us to borrow up to $2.6 million. Interest on borrowed funds is charged at variable rates established from time to time by the FHLBC based on the interest rate option selected at the time of the borrowing. There have been no borrowings from the FHLBC during 2020 and 2019.

During the first nine months of 2020 and 2019, the Board of Directors of Fidelity Life approved payments of $0.0 million and $5.0 million, respectively, in dividends to Vericity Holdings, Inc. (Vericity Holdings), an intermediate holding company and immediate parent of Fidelity Life. The dividends provided operating funds to Vericity Holdings to support corporate operations and initiatives. Following the Conversion, Fidelity Life has agreed not to pay any dividends without the approval of a majority of the Company designees. In connection with the approval of the Conversion by the Illinois Director of Insurance, we agreed, for a period of twenty-four months following the completion of the Conversion, to (i) seek the prior approval of the Illinois Department of Insurance for any declaration of an ordinary dividend by Fidelity Life, and (ii) either maintain $20 million of the proceeds of the offering at the Company or use all or a portion of that $20 million to fund our operations.

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

The following table summarizes our cash flows for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019
	(dollars in thousands)
Consolidated Summary of Cash Flows
Net cash (used) provided by operating activities	$2,112	$(6,737)
Net cash (used) provided by investing activities	(925)	(73,423)
Net cash (used) provided by financing activities	1,223	138,765
Net increase (decrease) in cash and cash equivalents	$2,410	$58,605

For the nine months ended September 30, 2020, the Company had a net increase in cash of $2.4 million compared to a net increase of $58.6 million for the nine months ended September 30, 2019. The increase in cash flows from operating activities is primarily due to increases in net insurance premiums, partially offset by increased claim benefits. In 2019, proceeds from the IPO were included in financing activities and partially offset in investing activities.

Recent Accounting Pronouncements

All applicable adopted accounting pronouncements have been reflected in our Interim Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2020. See “Note 1 – Summary of Significant Accounting Policies” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Vericity, Inc.

Date: November 16, 2020	By:	/s/ Chris S. Kim
Chris S. Kim
Executive Vice President, Chief Financial Officer and Treasurer