Form 10-K
period 2020-12-31
Vericity, Inc.
filed 2021-03-31
CIK 1575434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐ NO ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the offering price and number of shares sold in the Registrant’s initial public offering on August 7, 2019, was $18,411,600.

The number of shares of Registrant’s Common Stock outstanding as of March 30, 2021 was 14,875,000.

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

We believe our ability to unconditionally issue policies either during or within 24 to 48 hours of the initial call differentiates us from our competitors. Leveraging our patented RAPIDecision® sales and underwriting processes, we can sell a life insurance policy to a consumer before medical underwriting is complete. We are able to complete an initial underwriting process for most of our life insurance applicants either during or shortly after the initial call, and if not, within 24 to 48 hours after that initial call. For the year ended December 31, 2020, approximately 90% of our policy applications processed through our RAPIDecision® underwriting process received an underwriting disposition on or shortly after the initial sales call. Approximately one-half of the remaining applications received final underwriting decisions within the next 24 to 48 hours.

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

For the years ended December 31, 2020 and 2019, we had total consolidated revenue of $147.8 million and $135.3 million, net life premium revenue of $108.0 million and $94.4 million, and a net loss of $(25.0) million and $(19.3) million, respectively. As of December 31, 2020, we had total assets of $768.8 million and equity of $195.2 million.

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

•

Insurance. Our Insurance Segment operates through Fidelity Life. Fidelity Life engages in the principal business lines of Core Life, Non-Core Life, Closed Block, annuities and assumed life. In its Core Life and Non-Core Life business lines, Fidelity Life offers primarily term life insurance products, and to a lesser extent accidental death and final expense products. We currently do not offer annuity contracts, separate account variable products or universal life products.

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

For the years ended December 31, 2020 and December 31, 2019, Efinancial’s retail call centers generated a total of $41.0 million and $35.8 million, respectively, in commission revenues, of which $30.8 million and $21.7 million, respectively, were generated from sales of Fidelity Life products.

Our Independent Agents

Efinancial has developed capabilities that allow us to expand sales operations beyond the call center insurance agents traditionally associated with a direct sales operation. Efinancial also operates as a wholesale agency and recruits independent agents to market insurance products using Efinancial’s platform. Through our wholesale channel, we subcontract with our independent agents to sell through Efinancial’s contracts with its insurance carriers. Efinancial offers services to these independent agents, including access to our ALISS® technology, marketing platform, case management services, insurance sales leads and sales education. Efinancial earns a portion of the commission revenue on independent agent sales. For the years ended December 31, 2020 and December 31, 2019, Efinancial generated $2.6 million and $3.6 million, respectively, in revenue from our affiliation with our independent agents.

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

For the years ended December 31, 2020 and December 31, 2019, Efinancial generated $12.6 million and $17.8 million, respectively, in total commission revenue from agency contracts with unaffiliated life insurance carriers.

The following tables show our total earned commissions for our retail and wholesale channels:

Retail Channel:

	For the Years Ended December 31,
(dollars in thousands)	2020	2019
Carrier
Fidelity Life Association	$30,615	$21,503
Affinity partners	3,081	2,429
All other carriers	7,342	11,898
Total earned commissions	$41,038	$35,830

Wholesale Channel:

	For the Years Ended December 31,
(dollars in thousands)	2020	2019
Carrier
Fidelity Life Association	$165	$249
All other carriers	2,824	3,911
Total earned commissions	2,989	4,160
Wholesale commission expense	603	599
Net earned wholesale commissions	$2,386	$3,561

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

As a result of our business model, Efinancial’s marketing expenses are a significant part of our total cost of doing business. To reduce our customer acquisition costs, we contract with third-party marketers who contact consumers, some of whom will click through to one of eCoverage’s landing pages. In addition to becoming an Efinancial lead, the consumer may also “click” on an ad to receive a quote from a third-party carrier. If the consumer clicks on an insurance option sponsored by another company, we generate insurance lead sales revenue from that click. We are also able to generate insurance lead sales revenue through the sale of information regarding leads sourced through the eCoverage landing pages. For the years ended December 31, 2020 and December 31, 2019, we generated $5.0 million and $6.3 million from insurance lead sales revenues, respectively. Additionally, we seek to sell a policy to that lead through our call center.

For a description of the marketing of policies written by Fidelity Life, see “Business—Insurance Segment—Distribution.”

Competition

Efinancial competes for access to talented sales representatives and for quality sales prospects or leads. Much of the competition for talent involves agent recruitment. Efinancial’s competitors include SelectQuote, AIG Direct, and Health I.Q., among others. Certain competitors in the direct distribution call center industry have been in business longer than Efinancial and are more established and have greater resources to hire insurance agents and develop new technologies. Also, agents choose to work through agencies based on a number of factors including marketing service and support, technology tools, the insurance company that the agency represents, sales commission structure, and the number and quality of sales leads. However, Efinancial believes that its innovative sales processes and the Fidelity Life quick-issue products it sells, combined with our ability to customize our product offering based on a customer’s ability to pay through our distribution platform, position Efinancial to successfully compete and continue to grow in the Middle Market.

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

The following table sets forth the net premium revenues by business line for Fidelity Life’s Insurance Segment for the years ended December 31, 2020 and December 31, 2019:

	For the Years Ended December 31,
(dollars in thousands)	2020	2019
Net insurance premiums
Core Life	$66,166	$60,223
Non-Core Life	34,039	33,850
Closed Block	7,792	747
Annuities and Assumed Life	45	(450)
Total	$108,042	$94,370

Core Life and Non-Core Life

Our Products

In its Core and Non-Core Life insurance business, Fidelity Life offers an array of traditional and innovative insurance products. The principal life insurance products offered by Fidelity Life fall within the RAPIDecision® product line. The RAPIDecision® product line includes several term life insurance products. RAPIDecision® products use our RAPIDecision® underwriting process, which is a process that for many products does not rely on medical testing as part of the underwriting process, thereby substantially shortening the time required for underwriting and policy issuance. See “Underwriting and Risk Selection.”

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

RAPIDecision® Senior Life Term and Whole Life. Fidelity Life’s Senior Life Term and Whole Life products are designed for impaired risk individuals in particular age ranges (50 to 70 for term and 50 to 85 for whole life). Senior Life Term and Whole Life products are underwritten utilizing the RAPIDecision® underwriting process and offer graded death benefits over an initial three-year period (the full face amount is paid for all causes of death starting in policy year four).

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

While the trends in annual sales have seen a larger share of premium production from Efinancial, we maintain diversity in our production sources through the continued production through other independent distribution organizations and from assumed premiums. For distribution other than by Efinancial, our strategy is to establish long term relationships with a limited number of independent distribution organizations that extend our reach into our target market and are complementary to Efinancial. These distribution organizations recruit and train the agents that sell for Fidelity Life, among other carriers. As part of our review process for appointing an independent distribution organization, we require the organization to have sufficient controls in place to protect Fidelity Life from the risk of adverse-selection that is often present when offering non-medically underwritten products on the same platform as more traditional, fully underwritten products. We provide product specific sales training to these producers, including supporting technology. For the years ended December 31, 2020 and 2019, the breakdown of sales of annualized premiums for new in-force policies by distribution channel were as follows:

	For the Years Ended December 31,
(dollars in thousands)	2020	2019
Efinancial	$25,448	$27,752
AmeriLife	11,391	—
Worksite Producers(1)
Direct	—	241
Assumed	17,606	16,174
Independent Sales Distributors	269	805
Total	$54,714	$44,972

(1)	The Worksite business includes premiums written directly by Fidelity Life, as well as premiums assumed from Combined Insurance. See “Core Life—LifeTime Benefit Term.”

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

Consistent with our business strategy and our view of the needs of our customers, we do not perform medical underwriting in the traditional way prior to the issuance of a policy. Typically, in our industry, the life insurance underwriting process takes place prior to policy issuance and involves a paramedical examination, blood and urine testing and other tests designed to assess the underwriting risk and the lowest premium appropriate for the level of risk involved. Such traditional underwriting delays policy issuance after an application is submitted by several weeks. This delay makes it difficult to achieve acceptable placement ratios in call center sales, leading to lost sales and unrecovered costs. In contrast, our primary underwriting process is designed to support the quick issuance of policies. We therefore do not typically require an initial paramedical exam. By not requiring this exam or postponing it until after policy issuance, we are able to issue coverage far more quickly, although without access to up front medical data that is standard in industry underwriting practices. This means that our insurance products generally are issued at lower face amounts and a relatively higher price per dollar of coverage as compared to medically underwritten products. If medical underwriting is completed after the initial sale of a RAPIDecision® Life policy, the policy benefits may be improved based on the underwriting results to increase the proportion of all-cause term life insurance coverage, typically with no increase in premium.

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

Fidelity Life’s competition includes many companies that are larger, and which have significantly more resources at their disposal. While lacking the scale and market presence of many of its principal competitors, Fidelity Life does have certain attributes we believe to be competitive advantages in a crowded marketplace. These include innovative products, proprietary technology and controlled distribution in Efinancial. These advantages allow us to be more flexible in adapting to product and sales process opportunities than our more established competitors. We also believe that our innovative products and processes provide a point of differentiation that appeals to consumers.

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

•

Fidelity Life Association Sales Handler (FLASH). Fidelity Life has developed FLASH as a successor to Rapid App. FLASH is a modular technology platform that interfaces with our other key systems including ALISS®, our third-party data and service providers, and our reinsurer’s automated underwriting engine. Like Rapid App, FLASH allows an agent to collect the information necessary to complete an application for insurance and obtain an underwriting decision while on the telephone with an applicant. In addition, FLASH is the technology platform that will power our direct-to-consumer digital sales efforts.

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

Hannover Life. Under our agreements with Hannover Life, we cede claims liability under certain of our term life policies in the Core Life business to Hannover Life on a coinsurance basis. We cede 25% of the claims liability to Hannover Life. Reinsurance premiums per policy are determined according to the amount reinsured with Hannover Life. These agreements do not have a fixed term. Either party may terminate the agreements with respect to future business with 90 days written notice to the other party.

Swiss Re.  Under our agreements with Swiss Re, we cede claims liability under certain of our term life policies in the Core Life business to Swiss Re on a coinsurance basis. We cede 65% of the claims liability to Swiss Re. Reinsurance premiums per policy are determined according to the amount reinsured with Swiss Re. These agreements do not have a fixed term. Either party may terminate the agreements with respect to future business with 90 days written notice to the other party.

Swiss Re.— Accidental Death Benefit. Under our agreement with Swiss Re, we cede to Swiss Re 90% of our claims liability, subject to certain per life limits, under our accidental death benefit policies and riders on a coinsurance basis. Reinsurance premiums are determined according to the amount reinsured with Swiss Re per policy or rider. Swiss Re has the right to modify the reinsurance premium rates upon 90 days written notice to us. If we do not accept such modified reinsurance premium rates and we are unable to agree upon a revised rate structure within 60 days of Swiss Re’s original notice, then the reinsurance premium rates then in effect continue unchanged. However, Swiss Re may, upon 30 days written notice to us, terminate the reinsurance on any policy or rider for which we have not accepted Swiss Re’s modified reinsurance premium rate. This agreement does not have a fixed term. Either party may terminate the agreement with respect to future business with 90 days written notice to the other party.

Swiss Re.—Final Expense. Under a separate agreement with Swiss Re, we cede to Swiss Re on a coinsurance basis 40% of our claims liability, subject to certain per life limits, under our final expense level death benefit and final expense graded benefit policies. This agreement does not have a fixed term. Either party may terminate the agreement with respect to future business with 60 days written notice to the other party.

Swiss Re.—InstaTerm. The Company cedes to Swiss Re, on a coinsurance basis 33.3% of our claims liability, subject to certain per life limits, under InstaTerm term life insurance product.  Either party may terminate the agreement with respect to future business with 90 days written notice to the other party.

Reinsurance Group of America (RGA—Final Expense) Under an agreement with RGA, we cede to RGA on a coinsurance basis 40% of our claims liability, subject to certain per life limits, under our final expense level death benefit and final expense graded benefit policies. This agreement does not have a fixed term. Either party may terminate the agreement with respect to future business with 60 days written notice to the other party.

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

We had reinsurance recoverables of $158.0 million and $132.9 million as of December 31, 2020 and December 31, 2019, respectively. The following table sets forth our five largest reinsurers based on reinsurance recoverables as of December 31, 2020 and December 31, 2019, and the A.M. Best ratings of those reinsurers as of December 31, 2020:

	As of December 31, 2020				As of December 31, 2019
	Ceded Future Policy Benefits	Claims and Other Amounts Recoverable	Total Reinsurance Recoverables	2020 A.M. Best’s Rating	Ceded Future Policy Benefits	Claims and Other Amounts Recoverable	Total Reinsurance Recoverables
(dollars in thousands)
Reinsurer
Hannover Life	$67,722	$10,235	$77,957	A+	$60,786	$6,464	$67,250
Swiss Re	32,142	11,432	43,574	A+	23,651	6,484	30,135
Combined Insurance	13,720	1,932	15,652	A+	3,829	282	4,111
Security Life of Denver	2,889	484	3,373	A+	12,268	1,558	13,826
Canada Life Assurance Company	2,871	467	3,338	A+	3,916	466	4,382
Other (12 Reinsurers)	9,112	5,009	14,121		9,141	4,025	13,166
Total	$128,456	$29,559	$158,015		$113,591	$19,279	$132,870

Core Life. The overall relationship of ceded premium to direct premiums has trended lower over the past few years due to the mix of business. For the Core Life business line, the amount of death benefit reinsured by Fidelity Life varies by insurance product, with some products having no reinsurance and others where 50% or 90% of the death benefit is reinsured, all of which is subject to the $300,000 limit. For the Closed Block and the annuities and assumed life business lines, the percent of death benefit reinsured is higher, on average, than the average for the insurance products currently being sold in the Core Life line of business. The following table shows the different relationship of reinsurance premiums ceded to total direct and assumed premiums for each of these business lines for the years ended December 31, 2020 and December 31, 2019:

	As of December 31, 2020					As of December 31, 2019
	Core Life	Non- Core Life	Closed Block	Annuities and Assumed Life	Total	Core Life	Non- Core Life	Closed Block	Annuities and Assumed Life	Total
(dollars in thousands)
Ratios
Direct and Assumed Premium	$119,457	$60,660	$1,670	$285	$182,072	$103,075	$59,144	$19,466	$(809)	$180,876
Ceded Premium	53,291	26,621	(6,122)	240	74,030	42,852	25,294	18,719	(359)	86,506
Ceded % of Total Direct and Assumed Premium	44.6%	43.9%	-366.6%	84.2%	40.7%	41.6%	42.8%	96.2%	44.4%	47.8%

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

Fidelity has an active reinsurance agreement with Hannover Life Reassurance Company of America (Bermuda) Ltd. (Hannover Bermuda) under which Fidelity Life assumes a portion of risks on certain life contracts originally issued by Fidelity Life and ceded to Hannover Life. In addition, we license our LifeTime Benefit Term product to Combined Insurance and reinsure 50% of the business written by Combined Insurance on that product.

The following table sets forth Fidelity Life’s assumed reinsurance liabilities as of December 31, 2020 and December 31, 2019:

	As of December 31, 2020				As of December 31, 2019
	Future Policy Benefits	Contract Holder Account Balances	Other Policyholder Liabilities	Total Assumed Liabilities	Future Policy Benefits	Contract Holder Account Balances	Other Policyholder Liabilities	Total Assumed Liabilities
(dollars in thousands)
Reinsurer
Hannover Bermuda	$(1,357)	$—	$11	$(1,346)	$(1,291)	$—	$13	$(1,278)
Protective Life Insurance Company	1,399	—	228	1,627	1,753	—	404	2,157
Zurich American Life Insurance Company	—	74,918	—	74,918	—	78,296	—	78,296
Combined Insurance	39,411	—	2,951	42,362	27,064	—	1,739	28,803
Total	$39,453	$74,918	$3,190	$117,561	$27,526	$78,296	$2,156	$107,978

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

Information Technology

Fidelity Life maintains an in-house information technology staff. Fidelity Life’s in-house personnel are supplemented by independent consultants, as needed, for programming, development and other technology-based efforts. Fidelity Life’s Realtime system is hosted at a data center in Chicago, Illinois. Other Fidelity Life production applications run at the Element Critical data center in Woodridge, Illinois. The Element Critical data facility is connected to our office locations though high-speed dedicated data links. Incremental file back-ups are performed daily and duplicated securely offsite at our Chicago office. Fidelity Life does maintain a disaster recovery plan and has put in place various programs that will increase our agility in responding to a disaster.

Efinancial also maintains an in-house information technology staff. The Efinancial technology team is responsible for the development and maintenance of Efinancial’s applications and provides assistance to our internal and external customers. We use outside contractors in limited cases to provide additional programming and development expertise.

Efinancial uses Amazon Web Services (US West 2 Region) to host the majority of its production applications and main business servers, including the eProspect database and Contact Center integration applications.

Additionally, Efinancial uses TierPoint, located in Seattle, as its offsite data facility to house its legacy applications including ALISS® and its related database. The Bellevue office data center houses limited file server and domain controller servers. The Bellevue office is connected via high-speed connection to both TierPoint as well as our call center in Chicago.

Information backups are automatically performed nightly and weekly. Efinancial’s Bellevue office backups are stored on a high performance and capacity platform, then duplicated to Tierpoint. In reverse, Tierpoint files are backed up and duplicated to the Bellevue office.

Investments

We had total cash and investment assets of $461.1 million as of December 31, 2020. All invested assets are managed pursuant to an investment plan developed by our executive management team and approved by and reviewed annually with the investment committee of our Board of Directors. All changes to the investment plan are approved by the investment committee.

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

Our investment strategy is to diversify among asset classes and individual issuers to achieve appropriate matching of assets with insurance liabilities, sufficient liquidity and predictability of income. The composition of our investment portfolio supporting our Insurance Segment is primarily investment grade fixed maturity securities and is managed with primary emphasis on current earnings. The Closed Block assets are segregated in a separate portfolio and are managed in accordance with the Closed Block memorandum.

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

Employees

As of December 31, 2020, Fidelity Life had 129 employees and Efinancial had 292 employees. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good.

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

As a result of no shareholder dividends in 2020, Fidelity Life’s remaining ordinary dividend capacity as of December 31, 2020 was $11.2 million. In connection with the approval of the Conversion by the Director, we agreed, for a period of twenty-four months following the completion of the Conversion, to (i) seek the prior approval of the Illinois Department of Insurance for any declaration of an ordinary dividend by Fidelity Life, and (ii) either maintain $20 million of the proceeds of the offering at Vericity, Inc. or use all or a portion of that $20 million to fund our operations.

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

Policy and Contract Reserve Sufficiency

Fidelity Life is required under Illinois law to conduct annual analyses of the sufficiency of its life insurance and annuity statutory reserves. In addition, other states in which Fidelity Life is licensed may have certain reserve requirements that differ from those of Illinois. In each case, a qualified actuary must submit an opinion each year that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the affected insurer must set up additional reserves by moving funds from surplus. Fidelity Life submitted these opinions without qualification as of December 31, 2020 to applicable insurance regulatory authorities.

Risk-Based Capital (RBC) Requirements

The NAIC has established a standard for assessing the solvency of insurance companies using a formula for determining each insurer’s RBC. The RBC model act provides that life insurance companies must submit an annual RBC report to state regulators reporting their RBC based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. Companies that do not maintain total adjusted risk-based capital in excess of 200% of the company’s authorized control level RBC may be required to take specific actions at the direction of state insurance regulators. Fidelity Life’s total adjusted capital at December 31, 2020 was well in excess of 200% of its authorized control level. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk-Based Capital.”

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

The NAIC also has established a set of 12 financial ratios to assess the financial strength of insurance companies. The key financial ratios of the NAIC’s Insurance Regulatory Information System, or IRIS, which were developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators’ resources. IRIS identifies these key financial ratios and specifies a range of “unusual values” for each ratio. The NAIC suggests that insurance companies that fall outside the “usual” range in four or more financial ratios are those most likely to require analysis by state regulators. However, according to the NAIC, it may not be unusual for a financially sound company to have several ratios outside the “usual” range. For the year ended December 31, 2020, Fidelity Life was within the “usual” range for all ratios.

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

State insurance laws and regulations require Fidelity Life to file with state insurance departments publicly available quarterly and annual financial statements, prepared in accordance with statutory guidelines that generally follow NAIC uniform standards. State insurance laws require that the annual statutory financial statements be audited by an independent public accountant and that the audited statements be filed with the insurance departments in states where the insurer transacts business.

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

Federal Income Taxation

The U.S. Congress and state and local governments consider from time-to-time legislation that could increase or change the manner of taxing the products Fidelity Life sells and of calculating the amount of taxes paid by life insurance companies or other corporations, including Fidelity Life. To the extent that any such legislation is enacted in the future, we could be adversely affected.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We operate from three locations that are leased from unaffiliated parties. Vericity, Inc. and Fidelity Life are headquartered in Chicago, Illinois at 8700 W. Bryn Mawr Avenue, Suite 900S. Efinancial is headquartered in Bellevue, Washington at 1203 114th Avenue, Southeast. Efinancial has a call center in Chicago, Bellevue and Tempe. In total, the three locations can house in excess of 400 employees.

Item 3. Legal Proceedings.

We are, from time to time, involved in various legal proceedings in the ordinary course of business. These matters often raise difficult and complicated factual and legal issues and are subject to many uncertainties and complexities, including but not limited to the underlying facts of each matter; novel legal issues; differences or developments in applicable laws and judicial interpretations; class certification issues; judges reconsidering prior rulings; the length of time before many of these matters might be resolved by settlement, through litigation, or otherwise.

The outcome of these matters may be affected by many factors included but not limited to decisions, verdicts, and settlements in other individual and class action lawsuits that involve the Company, other insurers, or other entities and/or by other legal, governmental, and regulatory actions that involve the Company, other insurers, or other entities.

While it is not possible to forecast the outcome of such legal proceedings, in light of known facts, current issues under consideration via motions to dismiss or otherwise, existing insurance, reinsurance, and established reserves, we believe that there is no individual or class action case pending against the Company that is currently likely to have a material adverse effect on our financial condition or results of operations.

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

As of March 29, 2021, the Company had 1,033 shareholders of record of common stock.

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

•	The net offering proceeds to Vericity, Inc. after deducting total offering expenses and the special one-time distribution was $39.8 million.
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

COVID-19

          The outbreak of COVID-19 in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The measures governments worldwide have enacted to combat the pandemic have resulted in disruptions in global and local supply chains and have led to adverse impacts on economic and market conditions as well as increases in unemployment. The severity of COVID-19 and duration of government containment actions have impacted both employees and customers of the Company and presented material uncertainty and risk with respect to the Company’s performance, liquidity, results of operations, and financial condition.

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

          In the twelve months ended December 31, 2020, the Company had an estimated $4.3 million in net incurred policyholder claims that included COVID-19 as a contributing cause of death.

          The Company continues to monitor the effects of the changing economic environment on our fixed maturity securities portfolio and currently have a number of securities on our watch list, which are mainly concentrated in the oil and gas and airline sectors. Our assessment through December 31, 2020 has resulted in no additional material other-than-temporary impairments (OTTI) due to COVID-19 and the recent market events.

           In response to the economic impact related to COVID-19, concessions were granted to certain of the Company’s mortgage loan borrowers, including payment deferrals and other loan modifications.  At June 30, 2020, the Company held 25 mortgage loans where requests for temporary modifications were granted (23 were modified to interest only and 2 to forbearance). The total loan balance for these 25 loans amounted to $4.4 million or about 9% of the mortgage loan portfolio. At June 30, 2020, 17 of the 25 temporary loan modifications had returned to full payment (both principal and interest) under the modified loan terms, including the 2 loans given forbearance.  Of the remaining 8 loans that were granted loan modifications, 7 of these loans returned to full payment status as of September 30. 2020. During the third quarter of 2020, the Company granted a loan modification through December 31, 2020 on a loan that was outside of the original 25 loan modifications previously granted. The combined loan balance of the 2 loans under temporary modification status at December 31, 2020 amounted to $0.5 million, or less than 1% of the mortgage loan portfolio.

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

Efinancial also generates insurance lead sales revenue through its eCoverage web presence. For the years ended December 31, 2020 and December 31, 2019, our Agency Segment revenue earned 85% and 78% through the retail channel, 5% and 8% through the wholesale channel, and 10% and 14% through insurance lead sales revenue, respectively.

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

Agency Segment expenses consist of marketing costs to acquire potential customers, salary and bonuses paid to our employee agents, salary and other costs of employees involved in managing the underwriting process for our insurance applications, sales management, agent licensing, training and compliance costs. Other Agency Segment expenses include costs associated with financial and administrative employees, facilities rent, and information technology. After payroll, the most significant Agency Segment expense is the cost of acquiring leads. We are able to partially offset our sales leads expense through advertising revenues from individuals who click on specific advertisements while viewing one of our web pages, and through the resale of leads that are not well suited for our call center. For years ended December 31, 2020 and December 31, 2019, these offsetting revenues were $5.0 million and $6.3 million, respectively, which reduced our total agency expenses by approximately 10% and 11%, respectively. Our Agency Segment recognizes income (loss) to the extent that commissions and other revenue exceed (are less than) our marketing and overhead costs for the period.

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

Closed Block - Our Closed Block represents all inforce participating insurance policies of Fidelity Life. The Closed Block was established in connection with our 2007 reorganization into a mutual holding company structure and represents all in-force participating insurance policies of Fidelity Life. Annuities and assumed life represent (i) our assumed life business, which consists of policies primarily written in the 1980s and early 1990s; (ii) our direct annuity contracts, which consist of approximately 77 structured settlement contracts that remain from a group of contracts entered into in the late 1980s; and (iii) our assumed annuities, which consist of contract-holder deposits assumed from a former affiliate under two coinsurance treaties entered into in 1991 and 1992. The 2019 demutualization of Members Mutual Holding Company had no impact on how the Closed Block is structured.

We have not accepted new policies in these legacy lines since 2006 or prior, and these lines are considered to be in “run-off” with a declining number of policies in force each period. We recognize income on the Closed Block, and annuities and assumed life to the extent that premium revenues and net investment income exceed the benefit expenses and operating expenses (including paid and accrued policyholder dividends) of these lines of business. On the two annuity lines, we recognize income (loss) to the extent that our net investment income earned exceeds (are less than) benefit expenses (direct annuities) and amounts credited on policy deposits (assumed annuities) and operating expenses of the two lines.

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

Our Insurance Segment revenues consist of net insurance premiums, net investment income, and net realized gains (losses) on investments. Our distributors consist of Efinancial and the independent insurance agencies that we contract with to sell our insurance products to the customers (policyholders) who buy our insurance policies. We recognize premium revenue from our policyholders. We purchase reinsurance coverage to help manage the risk on our insurance policies by paying, or ceding, a portion of the policyholder premiums to the reinsurance companies. Our net insurance premiums reflect amounts collected from policyholders, plus premiums assumed under reinsurance agreements less premiums ceded to reinsurance companies. Net investment income represents primarily interest income earned on fixed maturity securities that we purchase with cash flows from our premium revenues. We also realize gains and losses on sales of investment securities. These investments support our liability for policy reserves and provide the capital required to operate our insurance business. Capital requirements are primarily established by regulatory authorities. See “Note 2—Investments” and “Business—Risk-Based Capital (RBC) Requirements.”

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

Efinancial agents produced 88.6% and 86.8% of the direct policies written by Fidelity Life for the years ended December 31, 2020 and December 31, 2019, respectively. We plan to increase the number of policies sold through Efinancial as we pursue our strategic plan to further develop our controlled distribution platform and grow our book of business. However, sales of insurance policies through Efinancial immediately result in significantly higher consolidated expense recognition and lower consolidated net income in comparison to Fidelity Life policies distributed through an unaffiliated entity. GAAP requires that we immediately expense that portion of our policy acquisition costs for policies placed through Efinancial that cannot be directly tied to the placement of a policy. As a result of this immediate expense recognition of the majority of policy acquisition costs of our sales through Efinancial, we incur a net loss in the first year on each policy sold through Efinancial. To the extent we are successful in increasing our premium writings through Efinancial over each of the next several years or more, we expect that the impact of recognizing a majority of Efinancial commissions as a current expense will, among other factors, continue to adversely affect our results of operations and contribute to our continuing to incur consolidated net losses and a reduction to our consolidated equity in each such year as we seek to implement our distribution strategy. Over the long term and assuming that our products perform consistent with our assumptions, once we have developed a sustainable book of business and our expected growth through Efinancial has leveled, we expect that revenues from policy renewals may begin to offset the immediate expense recognition resulting from writing new policies through Efinancial. See “Critical Accounting Policies—Deferred Policy Acquisition Costs (DAC)” and “Results of Operations—Analysis of Segment Results—Corporate Segment—Intercompany Eliminations.”

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

Efinancial Commission Financing

Beginning in the fourth quarter of 2017, Fidelity Life changed the commission structure related to Efinancial’s sale of the RAPIDecision® Life to pay annual level commissions over the life of the product instead of heaped, or first-year-only commissions. This change reduced Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business by spreading its statutory commission expenses over the life of the policy instead of incurring it all in the policy year of issue. In order to help provide liquidity for Efinancial through the receipt of larger first-year-only commissions, Fidelity Life and Efinancial entered into a financing arrangement with Hannover Life under which, on a monthly basis, Hannover Life advances to Efinancial amounts approximately equal to the first-year-only commissions on Fidelity Life RAPIDecision® Life business sold through Efinancial. In exchange, Efinancial assigns to Hannover Life its right to all future levelized commission payments on that business due from Fidelity Life, and Fidelity Life pays to Hannover Life the level commissions over the life of the contract. Our arrangement with Hannover Life allows us to finance up to $30.0 million of commission expense. Efinancial’s ability to receive advances under this arrangement will terminate when the aggregate amount advanced under the arrangement equals or exceeds $30.0 million. As of December 31, 2020, we had net advances of $27.5 million under this arrangement.

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

At December 31, 2020 and December 31, 2019, the estimated fair value of our fixed maturity securities, short-term investments and equity securities by fair value hierarchy was as follows:

Fair Value of Investments as of December 31, 2020 (dollars in thousands)
Level 1	Level 2	Level 3	Total Fair Value
$6,518	$350,926	$10,255	$367,699
2%	95%	3%	100%

Fair Value of Investments as of December 31, 2019 (dollars in thousands)
Level 1	Level 2	Level 3	Total Fair Value
$36,858	$311,836	$1,215	$349,909
11%	89%	0%	100%

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

The credit loss component of fixed maturity securities impairment is calculated as the difference between amortized cost of the security and the present value of the expected cash flows of the security. The present value is determined using the best estimate of cash flows discounted at the effective rate implicit to the security at the date of purchase or prior impairment. The methodology and assumptions for estimating the cash flows vary depending on the type of security. For mortgage-backed and asset-backed securities, cash flow estimates, including prepayment assumptions, are based on data from widely accepted third-party sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral characteristics, expectations of delinquency and default rates, and structural support, including subordination and guarantees. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss exists, and the security is considered to be temporarily impaired. If the present value of the expected cash flows is less than amortized cost, the security is determined to be other-than-temporarily impaired for credit reasons and is recognized as an OTTI loss in earnings. The portion of the OTTI that is not considered a credit loss, is recognized as OTTI in accumulated comprehensive income.

There was OTTI on fixed maturity securities in the amount of $68 thousand and $41 thousand for the years ended December 31, 2020 and December 31, 2019, respectively.

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

At December 31, 2020 and December 31, 2019, there was a valuation allowance of $0.1 million and $0.1 million, respectively.

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

Under best estimate assumptions as to mortality, lapses, expenses, and investment yields, DAC is still recoverable on the Core Life and Non-Core Life products (Open Block), Closed Block, and assumed life line of business.  The annuities line has no remaining DAC, and under best estimate assumptions on that line, no benefit reserve increases are needed.

In connection with our premium deficiency testing, we performed sensitivity analyses on our Open Block, Closed Block, annuities, and assumed life business lines to capture the effect that certain key assumptions have on expected future cash flows, and the impact of those assumptions on the adequacy of DAC balances and GAAP benefit reserves. The sensitivity tests are performed independently, without consideration for any correlation among the key assumptions.

We performed the following sensitivity tests as of September 30, 2020:

•	future lapse assumptions increased by a multiplicative factor of 1.05,
•	future mortality increased by a multiplicative factor of 1.05 for all life blocks,
•	future investment yield assumptions were lowered by 50 basis points.

Regarding this sensitivity testing for the annuities line, there is no remaining DAC due to the age of the contracts. As such, these sensitivity runs tested the adequacy of the benefit reserves for this line. For the annuities line, a drop in investment yield of 50 basis points would result in a required reserve increase of $0.7 million, while for the mortality scenario and the lapse scenario there would be no impact to benefit reserves.

For the assumed life line of business sensitivity testing, there is also no remaining DAC. Under all the sensitivity tests on this line, no benefit reserve increases are needed.

For the Open Block sensitivity testing, DAC is still recoverable under the lapse sensitivity test. However, under the mortality and investment earned rates sensitivity tests, the DAC would have to be decreased by $5.9 million and $14.1 million, respectively.

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

As of December 31, 2020, we had a 100% valuation allowance recorded against the deferred tax assets related to the non-life subgroup of our tax return because we determined that it is more likely than not that these assets will not be recoverable. The recording of the valuation allowance increases our federal income tax expense which in turn reduces our reported net income or increases our net loss as applicable. Our recorded net deferred tax asset is shown in the following table. The balances for each period are shown based on the life/non-life portions of the consolidated federal tax returns and in total.

	December 31, 2020			December 31, 2019
	Life	Non-Life	Total	Life	Non-Life	Total
(dollars in thousands)
Deferred income tax assets, net
Total deferred tax assets	$52,646	$26,148	$78,794	$54,697	$23,517	$78,214
Total deferred tax liabilities	41,720	9,483	51,203	45,257	7,861	53,118
Net deferred tax asset (liability) before valuation allowance	10,926	16,665	27,591	9,440	15,656	25,096
Valuation allowance	—	(16,665)	(16,665)	—	(15,656)	(15,656)
Deferred income tax assets, net	$10,926	$—	$10,926	$9,440	$—	$9,440

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

Net Investment Income

Net investment income consists of income generated from our investment portfolio and is recorded net of related expenses incurred to manage our investments. Net investment income primarily consists of interest income earned on fixed maturity security investments and dividends earned on our equity holdings, net of related expenses incurred to manage our investments. Net investment income earned on assets required to support insurance reserves, annuity deposits and related regulatory capital requirements is allocated to our Insurance Segment. Any other net investment income is recorded in the Corporate Segment.

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) result from sales of investment securities and OTTI for estimated credit losses of fixed maturity securities.

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

Results of Operations

The major components of operating revenues, benefits and expenses and net (loss) income are as follows:

Vericity, Inc. Consolidated Results of Operations

	For the Years Ended December 31,
(dollars in thousands)	2020	2019
Revenues
Net insurance premiums	$108,042	$94,370
Net investment income	14,121	16,076
Net realized investment (losses) gains	(1,242)	691
Other-than-temporary impairments	(68)	(41)
Earned commissions	21,811	17,688
Insurance lead sales	4,958	6,229
Other income	209	287
Total revenues	147,831	135,300
Benefits and expenses
Life, annuity, and health claim benefits	77,692	61,851
Interest credited to policyholder account balances	3,118	3,199
Operating costs and expenses	80,363	77,036
Amortization of deferred policy acquisition costs	13,961	13,410
Total benefits and expenses	175,134	155,496
(Loss) income from operations before income tax	(27,303)	(20,196)
Income tax (benefit) expense	(2,275)	(872)
Net (loss) income	$(25,028)	$(19,324)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Total Revenues

For the year ended December 31, 2020, total revenues were $147.8 million compared to $135.3 million for the year ended December 31, 2019. This increase of $12.5 million primarily resulted from higher net insurance premiums and earned commissions, partially offset by decreases in net investment income, realized investment (losses) gains and insurance lead sales.

Benefits and Expenses

For the year ended December 31, 2020, total benefits and expenses were $175.1 million compared to $155.5 million for the year ended December 31, 2019. This increase of $19.6 million was primarily due to higher life, annuity, and health claim benefits.

Loss from Operations Before Income Taxes

For the year ended December 31, 2020, we had a loss before taxes of $27.3 million compared to a loss before taxes of $20.2 million for the year ended December 31, 2019. This increased loss of $7.1 million was primarily due to increases in life, annuity, and health claim benefits and decreases in net investment income, net realized investment (losses) gains and insurance lead sales, partially offset by higher net insurance premiums and earned commissions.

Income Taxes

For the year ended December 31, 2020, our income tax benefit was $2.3 million compared to an income tax benefit of $0.9 million for the year ended December 31, 2019. The increased benefit of $1.4 million reflects increased net loss attributable to the life sub-group. The non-life sub-group, which has a full valuation allowance, therefore no tax impact. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Income Taxes.”

Analysis of Segment Results

Reconciliation of Segment Results to Consolidated Results

The following analysis reconciles the reported segment results to the Vericity, Inc. total consolidated results. The main difference is the intercompany eliminations.

	For the Years Ended December 31,
(dollars in thousands)	2020	2019
(Loss) before income taxes by segment
Agency	$(866)	$(7,089)
Insurance	(8,347)	(1,155)
Corporate	(10,822)	(7,985)
Eliminations	(7,268)	(3,967)
(Loss) income from operations before income tax	(27,303)	(20,196)
Income tax (benefit) expense	(2,275)	(872)
Net (loss) income	$(25,028)	$(19,324)

Agency Segment

The results of our Agency Segment were as follows:

	For the Years Ended December 31,
(dollars in thousands)	2020	2019
Revenues
Earned commissions	$43,424	$39,359
Insurance lead sales	4,958	6,262
Total revenues	48,382	45,621
Expenses
Operating costs and expenses	49,248	52,710
Total expenses	49,248	52,710
(Loss) income from operations before income tax	$(866)	$(7,089)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Earned Commissions

For the year ended December 31, 2020, earned commissions were $43.4 million compared to $39.4 million for the year ended December 31, 2019. This increase of $4.0 million resulted from increased sales in the retail channel, which was primarily driven by increased agent headcount, partially offset by lower sales in the wholesale channel.

Insurance Lead Sales

For the year ended December 31, 2020, insurance lead sales were $5.0 million compared to $6.3 million for the year ended December 31, 2019. This decrease of $1.3 million was primarily due to lower click and transfer revenue.

Operating Costs and Expenses

For the year ended December 31, 2020, general operating expenses were $49.2 million compared to $52.7 million for the year ended December 31, 2019. This decrease of $3.5 million was primarily due to lower marketing costs and the 2019 expense of $0.9 million from the accelerated vesting of incentive compensation related to the completion of the IPO.

Net (Loss) Income

For the year ended December 31, 2020, the Agency Segment incurred a net loss of $0.9 million compared to a net loss of $7.1 million for the year ended December 31, 2019. This decrease in net loss of $6.2 million was primarily the result of higher earned commissions and a reduction of operating costs and expenses, partially offset by lower insurance lead sales revenue.

Insurance Segment

The results of our Insurance Segment were as follows:

	For the Years Ended December 31,
(dollars in thousands)	2020	2019
Revenues
Net insurance premiums	$108,042	$94,370
Net investment income	13,925	15,278
Net realized investment (losses) gains	(1,370)	645
Other-than-temporary impairments	(68)	(41)
Other income	209	254
Total revenues	120,738	110,506
Benefits and expenses
Life, annuity, and health claim benefits	77,692	61,851
Interest credited to policyholder account balances	3,118	3,199
Operating costs and expenses	31,608	28,358
Amortization of deferred policy acquisition costs	16,667	18,253
Total benefits and expenses	129,085	111,661
(Loss) income from operations before income tax	$(8,347)	$(1,155)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Insurance Premiums

For the year ended December 31, 2020, net insurance premiums were $108.0 million compared to $94.4 million for the year ended December 31, 2019. This increase of $13.6 million was primarily due to growth in our Core Life lines of $5.9 million, mainly driven by increases in LifeTime Benefit Term (LBT) and RAPIDecision® Life and a $7.1 million increase in Closed Block and annuities of $0.5 million.

Net Investment Income

See “Note 2—Investments” in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Net Realized Investment Gains (Losses)

See “Note 2—Investments” in the Notes to the Consolidated Financial Statements included in this Form 10-K.

 Life, Annuity and Health Claim Benefits

For the year ended December 31, 2020, life, annuity and health claim benefits were $77.7 million compared with $61.9 million for the year ended December 31, 2019. This increase of $15.8 million was mainly attributable to an increase of $4.8 million in net claim benefits resulting from $6.8 million higher claim activity on certain Core and Non-Core products, partially offset by a decrease of $2.1 million in annuities and assumed life. Change in benefit reserves increased $11.1 million, primarily related to $1.4 million in our Core and Non-Core lines, $5.9 million in Closed Block and $4.4 million in assumed life resulting from the recapture of the majority of an assumed life block of business, partially offset by a $0.6 million decrease in annuities.

Interest Credited to Policyholder Account Balances

For the year ended December 31, 2020, interest credited was $3.1 million compared to $3.2 million for the year ended December 31, 2019. This decrease of $0.1 million was due to lower interest credited on assumed fixed annuity contract-holder account balances.

Operating Costs and Expenses

For the year ended December 31, 2020, general operating expenses were $31.6 million compared to $28.4 million for the year ended December 31, 2019. This increase of $3.2 million was primarily due to a reduction in reinsurance allowances of $3.3 million, which includes $6.8 million related to the Closed Block, partially offset by increased allowances of $3.6 million in the Core Life and

Non-Core Life lines. In addition, there was $1.0 million increase in depreciation costs and $1.1 million in staff costs. The increases were partially offset by $1.8 million costs from the accelerated vesting of incentive compensation related to the completion of the IPO in 2019. See “Closed Block” section in this Form 10-K for further discussion regarding Closed Block and “Note 8— Closed Block” in the accompanying Notes to the Consolidated Financial Statements.

Amortization of Deferred Policy Acquisition Costs

For the year ended December 31, 2020, amortization of deferred acquisition costs was $16.7 million compared to $18.3 million for the year ended December 31, 2019. This decrease of $1.6 million includes a $2.2 million decrease in Closed Block, primarily due to lapses partially offset by an increase in our Core and Non-Core lines of $0.6 million.

Net (Loss) Income

For the year ended December 31, 2020, net loss was $8.3 million compared to a net loss of $1.2 million for the year ended December 31, 2019. The increase in net loss of $7.1 million resulted primarily from higher life, annuity and health claim benefits, lower net investment income, lower net realized gains and increases in net operating expenses, partially offset by an increase in net insurance premiums and lower amortization of deferred policy acquisition costs.

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

Included in Closed Block assets at December 31, 2020 and December 31, 2019, are $10.2 million and $9.9 million, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block which is referred to as the “glide path.” The glide path model projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the glide path as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block policies and the investment experience of the Closed Block assets. The review of Closed Block experience also includes consideration of whether a policy dividend obligation should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. See “Note 5—Closed Block” in the accompanying Notes to the Consolidated Financial Statements.

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

Most of these policies lapsed in the first quarter of 2020. This caused a reversal of ceded premiums and a reduction in the direct due and unpaid premiums on the policies which lapsed. The lapsed policies also caused reversals of items such as ceding allowances, reserves and amortization of deferred policy acquisition costs.

Corporate Segment

The results of the Corporate Segment are as follows:

	For the Years Ended December 31,
(dollars in thousands)	2020	2019
Revenues
Net investment income	$409	$1,166
Net realized investment (losses) gains	128	46
Total revenue	537	1,212
Expenses
Operating costs and expenses	11,359	9,197
Total expenses	11,359	9,197
(Loss) income from operations before income tax	$(10,822)	$(7,985)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

Net Loss

The net loss for the year ended December 31, 2020 increased $2.8 million to $10.8 million from a net loss of $8.0 million for the year ended December 31, 2019, primarily attributable to higher operating costs and expenses due to targeted growth initiatives and costs associated with being a public company and partially offset by $3.2 million of costs from the accelerated vesting of incentive compensation related to the completion of the IPO in 2019.

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

	For the Years Ended December 31,
(dollars in thousands)	2020	2019
Revenues
Net investment income	$(213)	$(368)
Earned commissions	(21,613)	(21,671)
Total revenues	(21,826)	(22,039)
Expenses
Operating costs and expenses	(11,852)	(13,229)
Amortization of deferred policy acquisition costs	(2,706)	(4,843)
Total expenses	(14,558)	(18,072)
(Loss) income from operations before income tax	$(7,268)	$(3,967)

Year Ended December 31, 2020 Compared to Year Ended December 31, 2019

For the year ended December 31, 2020, intercompany eliminations resulted in a $7.3 million reduction in pre-tax income compared to a $4.0 million reduction in pre-tax income for the year ended December 31, 2019. This decrease of $3.3 million was mainly due to lower expense credit for amortization of deferred policy acquisition costs.

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

Investment Guidelines

Our investment strategy and guidelines are developed by management and approved by the investment committee of Fidelity Life’s Board of Directors. Our investment strategy related to our Insurance Segment is designed to maintain a well-diversified, high quality fixed maturity portfolio that will provide adequate levels of net investment income and liquidity to meet our policyholder obligations under our life insurance policies and our assumed annuity deposits. To help maintain liquidity, we establish the duration of invested assets within a tolerance to the policy liability duration. The investments of our Insurance Segment are managed with an emphasis on current income within quality and diversification constraints. The focus is on book yield of the fixed maturity portfolio as the anticipated portfolio yield is a key element used in pricing our insurance products and establishing policyholder crediting rates on our annuity contracts.

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

The following table shows the distribution of the fixed maturity securities classified as available-for-sale by quality rating, using the rating assigned by Standard & Poor’s (S&P), a nationally recognized statistical rating organization. For securities where the S&P rating is not available (not rated), the National Association of Insurance Commissioners (NAIC) rating is used. Over the periods presented, we have maintained a consistent weighted average bond quality rating of “A.” The percentage allocation of total investment grade securities has decreased to 97.9% at December 31, 2020 from 98.2% at December 31, 2019 due to the S&P ratings on certain new securities acquired in our portfolio of distressed residential mortgage-backed securities.

(dollars in thousands)	December 31, 2020		December 31, 2019
S&P Rating
AAA	$91,153	25.2%	$93,137	29.7%
AA	75,167	20.7%	47,217	15.0%
A	95,263	26.2%	94,776	30.1%
BBB	72,945	20.0%	60,277	19.1%
Not rated	21,261	5.8%	13,443	4.3%
Total investment grade	355,789	97.9%	308,850	98.2%
BB	4,814	1.3%	3,455	1.1%
B	2,627	0.7%	1,707	0.5%
CCC	418	0.1%	727	0.2%
D	5	—	7	—
Not rated	198	—	175	—
Total below investment grade	8,062	2.1%	6,071	1.8%
Total	$363,851	100.0%	$314,921	100.0%

The following table sets forth the maturity profile of our fixed maturity securities at December 31, 2020 and December 31, 2019. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	December 31, 2020				December 31, 2019
(dollars in thousands)	Amortized Cost	%	Estimated Fair Value	%	Amortized Cost	%	Estimated Fair Value	%
Due in one year or less	$9,296	2.8%	$9,371	2.6%	$10,746	3.7%	$10,839	3.4%
Due in one year through five years	42,301	12.9%	46,085	12.7%	37,668	12.8%	39,506	12.5%
Due after five years through ten years	41,115	12.5%	45,997	12.6%	23,760	8.1%	25,695	8.2%
Due after ten years	119,693	36.5%	143,477	39.4%	97,506	33.1%	112,115	35.6%
Securities not due at a single maturity date-primarily mortgage and asset- backed securities	115,858	35.3%	118,921	32.7%	124,722	42.3%	126,766	40.3%
Total fixed maturity securities	$328,263	100.0%	$363,851	100.0%	$294,402	100.0%	$314,921	100.0%

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

Net Investment Income

One key measure of our net investment income is the book yield on our holdings of fixed maturity securities classified as available-for-sale, which holdings totaled $363.9 million and $314.9 million, and represented 85.7% and 77.2% of our invested assets, as of December 31, 2020 and December 31, 2019, respectively. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying investments for the period. For the years ended December 31, 2020 and December 31, 2019, our book yield on fixed maturity securities available-for-sale was 3.9% and 4.2% for the years ended December 31, 2020 and December 31, 2019, respectively.

See “Note 2 – Investments” in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Interest Credited to Policyholder Account Balances

Included with the future policy benefits is the liability for contract-holder deposits on deferred annuity contracts assumed through two reinsurance agreements effective in 1991 and 1992 and certain other policy funds left on deposit with the Company. The aggregate liability for deposits is as follows:

	December 31, 2020			December 31, 2019
(dollars in thousands)	Ending Balance	Year to Date Interest Credited	Average Credit Rate	Ending Balance	Year to Date Interest Credited	Average Credit Rate
Annuity contract-holder deposits - assumed	$74,918	$2,892	3.9%	$78,296	$2,965	3.8%
Dividends left on deposit	7,271	184	2.5%	7,609	195	2.6%
Other	1,680	42	2.5%	1,612	39	2.4%
Total	$83,869	$3,118	3.7%	$87,517	$3,199	3.7%

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

Net Realized Investment Gains (Losses)

Net realized investment gains (losses) are subject to general economic trends and in particular correlate generally with movements in the major equity market indexes. The amounts classified as realized gains and losses in our Consolidated Statements of Operations include amounts realized from sales of investments, mark-to-market adjustments on investments classified as equity holdings and investments that use the equity method of accounting (limited partnership interests which are included in Other invested assets on the Consolidated Balance Sheet) and other-than-temporary impairments of individual securities related to credit impairments.

See “Note 2 – Investments” in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Unrealized Holding Gains (Losses)

We also record capital appreciation/depreciation on our available-for-sale fixed maturity securities. At December 31, 2020 and December 31, 2019, we had a change in Accumulated Other Comprehensive Income (Loss) from mark-to-market adjustments of our available-for-sale fixed maturity securities totaling $7.8 million and $11.1 million (net of federal income taxes and reserve), respectively.

See “Note 13 – Accumulated Other Comprehensive Income (Loss)” in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Financial Position

At December 31, 2020, we had total assets of $768.8 million compared to total assets at December 31, 2019 of $721.8 million, an increase of $47.0 million. The invested asset base increased $16.9 million, primarily due to an increase in fixed maturity securities of $48.9 million, which includes $15.1 million of market value changes, offset by maturity of short-term investments of $29.8 million. Reinsurance recoverables increased $25.1 million as a result of a $22.4 million increase in ceded policy and claim reserves and an increase of $2.7 million related to timing of settlements of reinsured claims. Commission and agent balances increased $8.3 million due to the timing of collections. Deferred policy acquisition costs increased $1.4 million, primarily due to deferrals on new business in excess of amortization. Deferred income taxes increased $1.5 million, primarily due to a deferred tax credit as a result of net loss, partially offset by tax on unrealized investment market gains. Cash decreased $1.6 million, primarily related to cash used from investments, partially offset by cash from operating and financing activities. Other assets decreased $4.5 million, primarily due to decreases in due premium mostly on the Closed Block, partially offset by increases in internally developed software.

At December 31, 2020, we had total liabilities of $573.5 million compared to total liabilities of $509.4 million at December 31, 2019, an increase of $64.1 million.  Future policy benefits and claims increased $45.8 million, primarily due to a $44.9 million increase in Core and Non-Core lines due to growth and maturity of the underlying blocks of business, and a $2.4 million increase in annuities and assumed life, primarily related to the recapture of the majority of an assumed life block of business, partially offset by a decrease of $1.6 million in the Closed Block. Other policyholder liabilities increased $12.7 million, primarily due to $11.2 million in Core and Non-Core lines and $1.7 million in Closed Block. Debt increased $9.9 million related to additional net borrowings under our commission financing agreement with Hannover Life. Other liabilities increased $6.3 million, primarily related to changes in operating accruals and chargeback allowances. Policyholder dividend obligations related to the Closed Block increased $1.8 million, primarily related to changes in the market value of invested assets. Reinsurance liabilities and payables decreased $8.7 million, primarily due to timing of reinsurance settlements and $3.6 million decrease in Policyholder account balances, largely due to annuity payments.

At December 31, 2020, total equity decreased to $195.2 million from $212.4 million at December 31, 2019. This decrease in equity of $17.2 million consists of a net loss of $25.0 million, partially offset by an increase of $7.8 million of other comprehensive income.

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

Under our commission financing arrangement with Hannover Life, Fidelity Life is able to pay level annual commissions instead of first-year-only commissions to Efinancial for sales of RAPIDecision® Life policies, and Hannover Life advances to Efinancial amounts approximately equal to first-year-only commissions for sales of those policies. This arrangement reduces Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business while helping to provide liquidity for Efinancial through the receipt of larger first-year-only commissions. We are able to obtain advances up to $30.0 million under our arrangement with Hannover Life. As of December 31, 2020, we had net advances of $27.5 million under this arrangement.

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

During the years ended 2020 and 2019, the Board of Directors of Fidelity Life approved the payment of $0.0 million and $5.0 million, respectively, in dividends to VHI. The dividends provided operating funds to VHI to support corporate operations and initiatives. Following the Conversion, Fidelity Life has agreed not to pay any common stock dividends without the approval of a majority of the company designees. In connection with the approval of the Conversion by the Illinois Director of Insurance, we agreed, for a period of twenty-four months following the completion of the offerings, to seek the prior approval of the Illinois Department of Insurance for any declaration of an ordinary dividend by Fidelity Life.

Fidelity Life is a party to various services and cost sharing agreements with VHI and Efinancial pursuant to which certain costs and expenses incurred by VHI and Efinancial on behalf of Fidelity Life are allocated to Fidelity Life and reimbursed to the entity incurring the expense.

We have experienced net negative cash flows in 2020 and in most prior periods due to continued growth in sales of our life insurance products and in our Agency operations and through continued net withdrawals on assumed annuity contract-holder deposits. Our annuity deposits are in run-off because we do not market annuity contracts to generate annuity deposits to offset the withdrawal activity on in-force contracts.

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

The resulting negative first year cash flows from sales of new policies are partially offset by positive cash flows from insurance policy renewals. The continued sales growth in our Insurance operations has resulted in a net cash decrease from operations. Cash flows from reinsurance collections will vary from period to period based on claims activity.

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

Cash Flows

	For the Years Ended December 31,
(dollars in thousands)	2020	2019
Consolidated Summary of Cash Flows
Net cash provided (used) by operating activities	$5,303	$(2,790)
Net cash (used) provided by investing activities	(8,754)	(25,615)
Net cash provided (used) by financing activities	1,851	45,263
Net increase (decrease) in cash and cash equivalents	$(1,600)	$16,858

For the year ended December 31, 2020, we had a net decrease in cash of $1.6 million compared to net increase of $16.9 million for the year ended December 31, 2019. Cash from operating activities increased by $8.1 million, mainly due to higher premium volume, partially offset by higher claim benefits and general operating expenses. Cash used by investing activities decreased, primarily due to net sales of short-term investments in 2020. In 2019, proceeds from the IPO were included in financing activities and partially offset in investing activities through the purchase of short-term investments.

Risk-Based Capital

Fidelity Life is subject to regulatory guidelines related to the ratio of its capital level compared to its RBC level as determined by formulas adopted by state insurance departments and applicable to all life insurance companies. A company’s “authorized control level RBC” is a measure of the amount of capital appropriate for an insurance company to support its overall business operations in light of its size, growth and risk profile. RBC standards are used by regulators to determine appropriate regulatory actions for insurers that show signs of weak or deteriorating conditions. Companies that do not maintain total adjusted RBC in excess of 200% of the company’s authorized control level RBC may be required to take specific actions at the direction of state insurance regulators. Fidelity Life’s total adjusted capital at December 31, 2020 and 2019 was well in excess of 200% of its authorized control level. See “Business—Regulation—Risk-Based Capital (RBC) Requirements.”

Due to the continued growth in Fidelity Life’s sales of new insurance policies and the dividends to VHI ($0.0 million in 2020 and $5.0 million in 2019 to provide working capital), Fidelity Life’s statutory surplus has been declining. The accounting principles applicable to regulatory reporting require that insurance companies expense all policy acquisition costs as incurred. Acquisition expenses attributable to Fidelity Life’s increasing new business growth have resulted in net losses being reported for regulatory reporting purposes. Regulatory accounting principles allow limited recognition of the future benefits of deferred tax assets. Accordingly, we recognize no income tax benefit that would offset our operating losses for regulatory reporting purposes.

Fidelity Life is also subject to the model regulation entitled “Valuation of Life Insurance Policies” commonly known as “Regulation XXX.” This regulation requires life insurance companies that issue insurance policies with level premium guarantees to carry reserves that can greatly exceed the amount that the insurance company believes is necessary to reflect its liability for future claims payments. Such reserves are sometimes referred to as “non-economic reserves.” Many insurance companies use reinsurance, financing, formation of captive reinsurers and other reserve financing transactions to reduce the regulatory capital needs under Regulation XXX. Generally, these solutions have only been available to carriers with much larger amounts of affected liabilities than Fidelity Life. To mitigate the future impact on regulatory capital from Regulation XXX and help stabilize our regulatory capital position in light of anticipated sales increases, we entered into a reserve financing agreement with Hannover Life effective July 1, 2013 that covered certain products with policies written on or before September 30, 2012. This agreement was first amended and restated as of July 1, 2016 and a subsequent amendment was filed with the Illinois Department of Insurance in November 2019 and approved by the Illinois Department of Insurance on December 23, 2019.  The structure of the agreement, which was first effective July 1, 2013, involves a combination coinsurance with funds withheld and yearly renewable term reinsurance covering most of the Company’s non-participating in-force life insurance business with issue dates on or before December 31, 2019. As of December 31, 2020, the reserve credit under this arrangement was approximately $181.4 million.

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

We review the interest rate sensitivity of our available-for-sale fixed maturity securities by calculating the impact on the market value of our holdings that would result from a hypothetical instantaneous shift in market interest rates across all maturities, which we consider to be reasonably possible. The impact of such a parallel shift upward in the yield curve of 200 basis points would reduce the market value of our fixed maturity securities portfolio by $52.0 million (14.3%) and $41.3 million (13.1%) as of December 31, 2020 and December 31, 2019, respectively. The estimated market value changes assume all other factors are held constant and do not attempt to estimate any offsetting change in the value of our liabilities.

With regard to our assumed annuity deposits, we are subject to risk from contract-holder behavior resulting from changes in interest rates. The assumed annuity contracts have virtually no surrender charges remaining that could be assessed against withdrawals. When market interest rates exceed the amount that we are crediting on deposits, we are subject to higher contract-holder withdrawals or an increase in contract loans, both of which could force the Company to sell assets prematurely and could lead to the realization of capital losses on such sales. As of December 31, 2020, we were crediting interest at the minimum contract interest rate, which on a composite basis is approximately 3.9% annually. We manage our exposure to rising interest rates through our ability to increase the contract crediting rate. Our ability to increase our crediting rate is constrained by our portfolio yield at the time of the decision to increase rates. Increases in the contract crediting rates could reduce our income unless we are able to maintain a constant interest spread on our assets.

Credit Risk

Credit risk is the risk of loss due to an adverse change in the financial condition of a specific debt issuer or, in the case of a securitized investment, adverse change in the assets being securitized. We address credit risk by establishing minimum rating standards for investments that our portfolio managers can acquire and, in the case of a downgrade, continue to hold the investment. For our core fixed maturity portfolio, which comprises a significant majority of our invested assets, only investment grade securities (minimum credit rating for new investments is BBB- as established by Standard & Poor’s or a comparable nationally recognized statistical rating organization) can be purchased and such portfolio managers must maintain an overall credit rating for the portfolio of at least A-. Through our portfolio managers, we monitor the financial condition of all the issues of securities that we own. As an additional step to reduce our exposure to credit risk, we have established diversification guidelines limiting the total amount of holding by issuer and by investment sector.

Equity Market Risk

Equity market risk is the risk that we will incur economic losses due to adverse changes in equity prices. Adverse changes in equity prices can arise from both the movements of broad markets based on investor behavior or other general economic factors and also from adverse changes in an individual company’s stock price. We manage our equity market risk primarily by limiting our exposure to individual issuers and by maintaining liquid holdings such that we are able to find a ready market should we want to lower our exposure to equity markets. Our individual stock holdings are managed by a specialty manager with portfolio guidelines that include limits on industry exposures and the size of investments in individual issuers. At December 31, 2020 and December 31, 2019, we had $3.8 million and $5.2 million of exposure to equity market risk in our Insurance Segment through holdings of individual equity securities, respectively.

Recent Accounting Pronouncements

All applicable adopted accounting pronouncements have been reflected in our consolidated financial statements as of and for the years ended December 31, 2020 and December 31, 2019.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of Vericity, Inc.

To the Board of Directors of Vericity, Inc.

To the Board of Directors of Vericity, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vericity, Inc. and subsidiaries (collectively, the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), changes in equity, and cash flows, for each of the two years in the period ended December 31, 2020, and the related notes and the supplemental schedules listed in the index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2021

We have served as the Company’s auditor since 2005.

Vericity, Inc.

Consolidated Balance Sheets

(dollars in thousands)

	December 31, 2020	December 31, 2019
Assets
Investments:
Fixed maturities – available-for-sale – at fair value (amortized cost; $328,263 and $294,402)	$363,851	$314,921
Equity securities – at fair value (cost; $6,530 and $6,350)	3,848	5,231
Short-term investments – at fair value (amortized cost; $0 and $29,742)	—	29,757
Mortgage loans (net of valuation allowances of $141 and $53)	50,427	51,835
Policyholder loans	6,414	6,040
Other invested assets	273	104
Total investments	424,813	407,888
Cash, cash equivalents and restricted cash	36,242	37,842
Accrued investment income	2,633	2,780
Reinsurance recoverables (net of allowances of $131 and $0)	158,015	132,870
Deferred policy acquisition costs	87,212	85,776
Commissions and agent balances (net of allowances of $749 and $545)	19,526	11,270
Intangible assets	1,635	1,635
Deferred income tax assets, net	10,926	9,440
Other assets	27,762	32,281
Total assets	768,764	721,782
Liabilities and Shareholders' Equity
Liabilities
Future policy benefits and claims	381,563	335,766
Policyholder account balances	83,869	87,517
Other policyholder liabilities	37,789	25,063
Policyholder dividend obligations	13,282	11,453
Reinsurance liabilities and payables	6,696	15,382
Long-term debt	24,933	16,601
Short-term debt	5,545	3,999
Other liabilities	19,854	13,584
Total liabilities	573,531	509,365
Commitments and Contingencies (Note 10)	—	—
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	15
Additional paid-in capital	39,840	39,840
Retained earnings	138,777	163,805
Accumulated other comprehensive income (loss)	16,601	8,757
Total shareholders' equity	195,233	212,417
Total liabilities and shareholders' equity	$768,764	$721,782

See notes to consolidated financial statements.

Vericity, Inc.

Consolidated Statements of Operations

(dollars in thousands, except earnings per share)

	Year Ended December 31,
	2020	2019
Revenues
Net insurance premiums	$108,042	$94,370
Net investment income	14,121	16,076
Net realized investment (losses) gains	(1,242)	691
Other-than-temporary impairments	(68)	(41)
Earned commissions	21,811	17,688
Insurance lead sales	4,958	6,229
Other income	209	287
Total revenues	147,831	135,300
Benefits and expenses
Life, annuity, and health claim benefits	77,692	61,851
Interest credited to policyholder account balances	3,118	3,199
Operating costs and expenses	80,363	77,036
Amortization of deferred policy acquisition costs	13,961	13,410
Total benefits and expenses	175,134	155,496
(Loss) income from operations before income tax	(27,303)	(20,196)
Income tax (benefit) expense	(2,275)	(872)
Net (loss) income	$(25,028)	$(19,324)

Earnings per share for the periods

	2020	2019 Pro Forma
Weighted average shares outstanding, basic and diluted	14,875,000	14,875,000
Basic earnings per share	$(1.68)	$(1.30)
Diluted earnings per share	$(1.68)	$(1.30)

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

Vericity, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Year Ended December 31,
	2020	2019

Net (loss) income	$(25,028)	$(19,324)
Comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments	7,844	11,125
Total comprehensive income (loss)	7,844	11,125
Total comprehensive income (loss)	$(17,184)	$(8,199)

See notes to consolidated financial statements.

Vericity, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands)

	Year Ended December 31,
	2020	2019
Common stock
Balance – beginning of period	$15	$—
Common stock issued	—	15
Balance – end of period	$15	$15

Additional paid-in capital
Balance – beginning of period	$39,840	$—
Proceeds net of offering costs	—	132,809
Return of capital	—	(92,969)
Balance – end of period	$39,840	$39,840

Retained earnings
Balance – beginning of period	$163,805	$174,558
Cumulative effect adjustment from changes in accounting guidance, net of tax	—	8,571
Balance after adjustments – beginning of period	163,805	183,129
Net (loss) income	(25,028)	(19,324)
Balance – end of period	$138,777	$163,805

Accumulated other comprehensive income (loss)
Balance – beginning of period	$8,757	$(2,368)
Other comprehensive income (loss) attributable to the Company	7,844	11,125
Balance – end of period	$16,601	$8,757
Total shareholders' equity	$195,233	$212,417

See notes to consolidated financial statements.

Vericity, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2020	2019
Cash flows from operating activities
Net (loss) income	$(25,028)	$(19,324)
Adjustments to reconcile net (loss) income to net cash provided (used) by operating activities:
Depreciation and amortization and other non-cash items	2,782	1,439
Interest credited to policyholder account balances	3,118	3,199
Deferred income tax	(3,575)	(1,732)
Net realized investment (losses) gains	1,242	(691)
Other-than-temporary impairments	68	41
Interest expense	1,433	998
Change in:
Equity securities	(494)	(394)
Accrued investment income	147	205
Reinsurance recoverables	(25,145)	3,731
Deferred policy acquisition costs	(1,436)	(1,209)
Commissions and agent balances	(8,284)	(836)
Other assets	7,621	(8,924)
Insurance liabilities	55,268	12,599
Other liabilities	(2,414)	8,108
Net cash provided (used) by operating activities	5,303	(2,790)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturities	58,333	92,176
Short-term investments	30,050	41,722
Mortgage loans	3,273	3,717
Other invested assets	600	147
Purchases of:
Fixed maturities	(92,082)	(82,253)
Short-term investments	(250)	(71,001)
Mortgage loans	(1,847)	(4,508)
Other invested assets	(611)	(38)
Change in policyholder loans, net	(374)	(417)
Other investments, net	(5,846)	(5,160)
Net cash (used) provided by investing activities	(8,754)	(25,615)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting commission and offering costs	—	140,563
Return of capital	—	(92,969)
Debt issued	16,787	13,330
Debt repaid	(8,343)	(7,093)
Deposits to policyholder account balances	496	794
Withdrawals from policyholder account balances	(7,089)	(9,362)
Net cash provided (used) by financing activities	1,851	45,263
Net increase (decrease) in cash and cash equivalents	(1,600)	16,858
Cash, cash equivalents and restricted cash – beginning of period	37,842	20,984
Cash, cash equivalents and restricted cash – end of period	$36,242	$37,842
Supplemental cash flow information
Non-cash transactions
Non-cash investing activities related to mergers and exchanges completed with fixed maturities and equity securities	$7,036	$—
Cumulative effect adjustment from changes in accounting guidance, net of tax	$—	$8,571
Registration costs included in other assets at December 31, 2018	$—	$7,739

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

The accompanying consolidated financial statements present the accounts of Vericity, Inc. and subsidiaries at December 31, 2020 and December 31, 2019, and for the years ended December 31, 2020 and 2019.

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

Fixed Maturities and Equity Securities

Fixed maturities classified as available-for-sale are reported at fair value. Changes in fair value are reported as unrealized gains or losses as discussed below. Fixed maturities include bonds, residential mortgage-backed securities, commercial mortgage-backed securities and asset-backed securities. Equity securities are reported at fair value with changes in fair value included in net investment gains (losses). Equity securities include common stock.

Fair value is based on quoted market prices, when available. When quoted market prices are not available, fair value is estimated by discounting fixed maturity securities cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments, and by independent pricing sources. See Note 11 for further discussion on inputs and assumptions used to estimate fair value.

Unrealized gains and losses on available-for-sale fixed maturity securities are reported as a component of accumulated other comprehensive income (AOCI), net of applicable deferred income taxes.

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

Cash, Cash Equivalents and Restricted Cash

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

Interim impairment testing may be performed when events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable. Intangible assets are tested for impairment based on undiscounted cash flows, which requires the use of estimates and judgment, and, if impaired, are written down to fair value based on discounted cash flows. For years ended December 31, 2020 and December 31, 2019, we have not recorded an impairment of intangible assets.

Future Policy Benefits, Policyholder Account Balances, and Other Policyholder Liabilities

Future policy benefits represent the reserve for traditional life insurance policies and annuities in payout status. Reserves for traditional life insurance policies are computed using the net level premium method on the basis of actuarial assumptions at the issue date of the contracts, including mortality, policy lapse assumptions, and rates of interest. The reserves for annuities in payout status (structured settlements) represent the present value of assumed future payments based on contract terms for the future payouts and can include assumptions for mortality. To the extent that unrealized gains on available-for-sale fixed maturity securities would result in a premium deficiency had those gains actually been realized, an increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as an increase (decrease) of unrealized capital gains included in AOCI. For years ended December 31, 2020 and 2019, this adjustment, net of tax, was $2,787 and $1,960, respectively.

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

Our primary revenue-generating arrangements that are within the scope of Accounting Standards Codification (ASC) 606 are our brokerage arrangements with third-parties. In these arrangements, our customer is the insurance carrier and we have a single performance obligation to place a policy for the insurance carrier. Our performance obligation is satisfied at the point in time when the policy is placed, which is the point in time when the customer obtains control over the policy and has the right to use and obtain the benefits from the policy. In these arrangements, depending on the number of years the policy is in force, a significant majority of our consideration is received in the first year. In addition to the first-year consideration, depending on the specific carrier and product involved, we may also be entitled to renewal commissions over the period of time the policy remains in force. Our consideration is variable based on the amount of time we estimate a policy will remain in force. We estimate the amount of variable consideration that we expect to receive based on our historical experience or carrier experience to the extent available, industry data and our expectations as to future persistency rates. Additionally, we consider application of the constraint and only recognize the amount of variable consideration that we believe is probable to be received and will not be subject to a significant revenue reversal. We monitor and update this estimate at each reporting date.

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

Policyholder Dividend Obligations

Dividends payable to policyholders are determined annually based on the experience of the Closed Block policies and are payable only upon declaration by the Board of Directors of Fidelity Life. At December 31, 2020 and 2019, a provision has been made for dividends expected to be paid in the following calendar year of $1,180 and $1,194, respectively. The provision is recorded in other policyholder liabilities in the consolidated balance sheets.

The Company also establishes a policyholder dividend obligation when cumulative actual earnings of the Closed Block are in excess of the cumulative expected earnings that were determined at the inception of the Closed Block. See “Note 8 – Closed Block” for further discussion.

Accounting Standards Adopted

         On January 1, 2020, the Company adopted Accounting Standards Update (ASU) No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement, to improve the effectiveness of disclosures in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Accounting Standards Pending Adoption

Pursuant to the Jumpstart Our Business Startups Act (“JOBS Act”), an emerging growth company is provided the option to adopt new or revised accounting standards that may be issued by the Financial Accounting Standards Board (FASB) or the SEC either (i) within the same periods as those otherwise applicable to non-emerging growth companies or (ii) within the same time periods as private companies. The Company has elected to use the extended transition period for complying with any new or revised financial accounting standards. Accordingly, the information contained herein may be different than the information you receive from other public companies. We also intend to continue to take advantage of some of the reduced regulatory and reporting requirements of emerging growth companies pursuant to the JOBS Act so long as we qualify as an emerging growth company, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation, and exemptions from the requirements of holding non-binding advisory votes on executive compensation and golden parachute payments.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. The guidance is effective for interim and annual periods beginning on or after January 1, 2022. The new guidance requires a lessee to recognize “right-of-use” assets and liabilities for leases with lease terms of more than 12 months including those historically accounted for as operating leases. The effect of the new guidance will be an increase for the present value of remaining lease payments for leases in place at the adoption date in assets and liabilities. This is not expected to have a material impact to the Company’s results of operations or financial position, based on the magnitude of our current two operating leases.

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

In August 2018, the FASB issued ASU No. 2018-12, Targeted Improvements to the Accounting for Long-Duration Insurance Contracts (Topic 944). The guidance is effective for interim and annual periods beginning on or after January 1, 2024. The FASB issue amends the accounting model under GAAP for certain long-duration insurance contracts and requires insurers to provide additional disclosures in annual and interim reporting periods. The amendments are aimed at improving the following four key areas of financial reporting, measurement of the liability for future policy benefits related to nonparticipating traditional and limited-payment contracts, measurement and presentation of market risk benefits, amortization of deferred acquisition costs (DAC), and presentation and disclosures. The Company expects the impact to be material and is in the process of quantifying the impact of this standard. In November 2020, the FASB issued ASU 2020-11—Financial Services—Insurance (Topic 944): Effective Date and Early Application. This ASU was issued to provide additional time for implementation of ASU 2018-12 by deferring the effective date by one year. This update is effective for fiscal years beginning after January 1, 2025 and interim periods within fiscal years beginning after January 1, 2026.

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

           In August 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs, which clarifies that an entity should re-evaluate whether a callable debt security is within the scope of ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs, paragraph 310-20-35-33 for each reporting period.  For public business entities, the amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The amendments in this ASU are to be applied on a prospective basis, as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company is in the process of evaluating the impact of this standard.

Note 2—Investments

The Company continuously monitors its investment strategies and individual holdings with consideration of current and projected market conditions, the composition of the Company’s liabilities, projected liquidity and capital investment needs, and compliance with investment policies and state regulatory guidelines.

Fixed Maturities

The amortized cost, gross unrealized gains, gross unrealized losses, fair value, and OTTI loss included in AOCI of fixed maturities are as follows:

	December 31, 2020
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	OTTI Losses
Fixed Maturities
U.S. government and agencies	$11,386	$2,886	$—	$14,272	$—
U.S. agency mortgage-backed	21,015	1,461	—	22,476	—
State and political subdivisions	57,646	3,798	(15)	61,429	—
Corporate and miscellaneous	143,242	26,069	(258)	169,053	—
Foreign government	131	45	—	176	—
Residential mortgage-backed	6,060	388	(27)	6,421	(151)
Commercial mortgage-backed	18,567	1,503	(53)	20,017	—
Asset-backed	70,216	605	(814)	70,007	(260)
Total fixed maturities	$328,263	$36,755	$(1,167)	$363,851	$(411)

	December 31, 2019
	Amortized Cost	Unrealized Gain	Unrealized Loss	Fair Value	OTTI Losses
Fixed Maturities
U.S. government and agencies	$14,195	$1,907	$—	$16,102	$—
U.S. agency mortgage-backed	38,542	1,044	(52)	39,534	—
State and political subdivisions	23,246	1,561	(64)	24,743	—
Corporate and miscellaneous	132,108	15,311	(280)	147,139	—
Foreign government	131	40	—	171	—
Residential mortgage-backed	8,820	421	(26)	9,215	(306)
Commercial mortgage-backed	18,685	681	(31)	19,335	—
Asset-backed	58,675	306	(299)	58,682	—
Total fixed maturities	$294,402	$21,271	$(752)	$314,921	$(306)

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

	December 31, 2020
	Amortized Cost	Fair Value
Due in one year or less	$9,296	$9,371
Due after one year through five years	42,301	46,085
Due after five years through ten years	41,115	45,997
Due after ten years	119,693	143,477
Securities not due at a single maturity date—primarily mortgage and asset-backed securities	115,858	118,921
Total fixed maturities	$328,263	$363,851

Fixed maturities with a carrying value of $3,852 and $3,398 were on deposit with governmental authorities, as required by law at December 31, 2020 and 2019, respectively.

The Company’s fixed maturities portfolio was primarily composed of investment grade securities, defined as a security having a rating of Aaa, Aa, A, or Baa from Moody’s, AAA, AA, A, or BBB from S&P or NAIC rating of NAIC 1 or NAIC 2. Investment grade securities comprised 97.9% and 98.1% of the Company’s total fixed maturities portfolio at December 31, 2020 and 2019, respectively.

At December 31, 2020 and December 31, 2019, the Company had commitments to make investments in fixed maturity securities in the amount of $3,027 and $0, respectively.

Short-Term Investments

The Company owned $0 and $29,757 of short-term investments as of December 31, 2020 and December 31, 2019, respectively.

Mortgage Loans

The Company makes investments in commercial mortgage loans. The Company, along with other investors, owns a pro rata share of each loan. The Company participates in 33 such investment instruments with ownership shares ranging from 0.6% to 30.0% of the trust at December 31, 2020. The Company owns a share of 293 mortgage loans with a loan average balance of $173 and a maximum exposure related to any single loan of $555. Mortgage loan holdings are diversified by geography and property type as follows:

	December 31, 2020		December 31, 2019
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$16,252	32.1%	$16,892	32.6%
Office	12,493	24.7%	12,160	23.4%
Industrial	8,095	16.0%	8,517	16.4%
Mixed use	6,014	11.9%	6,240	12.0%
Apartments	3,439	6.8%	3,713	7.2%
Medical office	3,119	6.2%	3,163	6.1%
Other	1,156	2.3%	1,203	2.3%
Gross carrying value of mortgage loans	50,568	100.0%	51,888	100.0%
Valuation allowance	(141)		(53)
Net carrying value of mortgage loans	$50,427		$51,835

	December 31, 2020		December 31, 2019
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
U.S. Region:
West South Central	$11,780	23.3%	$12,498	24.1%
East North Central	12,105	23.9%	12,080	23.3%
South Atlantic	10,908	21.6%	11,637	22.4%
West North Central	3,981	7.9%	4,241	8.2%
Mountain	4,404	8.7%	4,153	8.0%
Middle Atlantic	2,824	5.6%	2,831	5.5%
East South Central	3,060	6.1%	3,133	6.0%
New England	91	0.2%	110	0.2%
Pacific	1,415	2.8%	1,205	2.3%
Gross carrying value of mortgage loans	50,568	100.0%	51,888	100.0%
Valuation allowance	(141)		(53)
Net carrying value of mortgage loans	$50,427		$51,835

During the years ended December 31, 2020 and 2019, $1,847 and $4,508 of new mortgage loans were purchased, respectively, which did not include second lien mortgage loans. There were no taxes, assessments, or any amounts advanced that were not included in the mortgage loan balances at December 31, 2020 and 2019. At December 31, 2020 and 2019, the Company had 6 and 5 mortgage loans with a total carrying value of $1,408 and $528 that were in a restructured status, respectively. There were no impairments for mortgage loans in 2020 and 2019.

The changes in the valuation allowance for commercial mortgage loans were as follows:

	Year Ended December 31, 2020	Year Ended December 31, 2019
Beginning balance	$53	$236
Net increase (decrease) in valuation allowance	88	(183)
Ending balance	$141	$53

At December 31, 2020 and 2019, the Company had no mortgage loans that were on nonaccrual status.

At December 31, 2020 and 2019, the Company had a commitment to make investments in mortgage loans in the amount of $1,299 and $359, respectively.

Net Investment Income

The sources of net investment income are as follows:

	Year Ended December 31,
	2020	2019
Interest from:
Fixed maturities	$12,163	$12,977
Policyholder loans	337	373
Mortgage loans	2,498	2,714
Short-term investments	58	441
Cash, cash equivalents and restricted cash	234	646
Dividends on equity securities	378	409
Gross investment income	15,668	17,560
Investment expenses	(1,547)	(1,484)
Net investment income	$14,121	$16,076

Investment expenses include investment management fees, some of which include incentives based on market performance, custodial fees and internal costs for investment-related activities.

Net Realized Investment Gains (Losses)

The sources of realized investment (losses) gains are as follows:

	Year Ended December 31,
	2020	2019
Investment (losses) gains from:
Fixed maturities	$490	$487
Equity securities	(1,876)	14
Mortgage loans	18	214
Other invested assets	158	(4)
Cash, cash equivalents and restricted cash	(8)	21
Investment expenses	(24)	(41)
Total net realized investment (losses) gains	$(1,242)	$691

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

A rollforward of the cumulative credit losses on fixed maturity securities is as follows:

	Year Ended December 31,
	2020	2019
Beginning balance of credit losses on fixed maturities	$869	$828
Additional credit losses for which an OTTI was not previously recognized	68	41
Reduction of credit losses related to securities sold during period	(104)	—
Ending balance of credit losses on fixed maturities	$833	$869

Unrealized Losses for Fixed Maturities

The Company’s fair value and gross unrealized losses for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position are as follows:

	Less than 12 months		12 months or longer		Total
December 31, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed Maturities
U.S. agency mortgage-backed	$17	$—	$12	$—	$29	$—
State and political subdivisions	2,320	(15)	—	—	2,320	(15)
Corporate and miscellaneous	5,177	(256)	254	(2)	5,431	(258)
Residential mortgage-backed	480	(10)	140	(17)	620	(27)
Commercial mortgage-backed	1,028	(46)	73	(7)	1,101	(53)
Asset-backed	34,859	(607)	11,247	(207)	46,106	(814)
Total fixed maturities	$43,881	$(934)	$11,726	$(233)	$55,607	$(1,167)

	Less than 12 months		12 months or longer		Total
December 31, 2019	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed Maturities
U.S. agency mortgage-backed	$2,719	$(28)	$2,157	$(24)	$4,876	$(52)
State and political subdivisions	3,061	(64)	—	—	3,061	(64)
Corporate and miscellaneous	6,799	(151)	1,613	(129)	8,412	(280)
Residential mortgage-backed	2,811	(16)	161	(10)	2,972	(26)
Commercial mortgage-backed	3,125	(31)	—	—	3,125	(31)
Asset-backed	27,893	(196)	1,997	(104)	29,890	(300)
Total fixed maturities	$46,408	$(486)	$5,928	$(267)	$52,336	$(753)

The indicated gross unrealized losses in all fixed maturity categories were $1,167 and $753 at December 31, 2020 and 2019, respectively.  Based on the Company’s current evaluation of its fixed maturities in an unrealized loss position in accordance with our impairment policy and the Company’s current intentions regarding these securities, the Company concluded that these securities were not other-than-temporarily impaired.

Information and concentrations related to fixed maturities in an unrealized loss position are included below. The tables below include the number of fixed maturities in an unrealized loss position for greater than and less than 12 months and the percentage that were investment grade at December 31, 2020.

	Unrealized Losses less than 12 months
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed Maturities
U.S. agency mortgage-backed	2	2	—	—	100%
State and political subdivisions	5	5	—	—	100%
Corporate and miscellaneous	18	15	3	—	67%
Residential mortgage-backed	4	4	—	—	100%
Commercial mortgage-backed	5	4	1	—	80%
Asset-backed	63	62	1	—	78%
Total fixed maturities	97	92	5	—

	Unrealized Losses greater than 12 months
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed Maturities
U.S. agency mortgage-backed	1	1	—	—	100%
State and political subdivisions	—	—	—	—	0%
Corporate and miscellaneous	2	2	—	—	0%
Residential mortgage-backed	2	1	1	—	0%
Commercial mortgage-backed	1	1	—	—	100%
Asset-backed	19	19	—	—	95%
Total fixed maturities	25	24	1	—

Note 3—Deferred Policy Acquisition Costs

Policy acquisition costs deferred primarily consist of commissions on sales, policy underwriting and issuance costs, and variable sales and marketing costs. Annually, the Company reviews the assumptions and experience underlying the expected gross margins for policies accounted for as investment contracts, which may or may not result in the recognition of unlocking adjustments.

The deferred policy acquisition costs and changes are as follows:

	December 31, 2020	December 31, 2019
Beginning balance	$85,776	$84,567
Acquisition costs deferred	15,397	14,619
Amortization of deferred policy acquisition costs	(13,961)	(13,410)
Ending balance	$87,212	$85,776

Note 4—Income Taxes

Provided below are income taxes based on the difference between the expected tax provision, applying the statutory tax rate (21%) to the actual tax provision.

	Year Ended December 31,
	2020	2019
(Loss) income before income taxes	$(27,303)	$(20,196)
Statutory rate	21%	21%
Income tax (benefit) expense at statutory rate	(5,734)	(4,241)
Effect of:
Return to provision adjustments	2,409	—
Increase (decrease) in the valuation allowance related to return to provision adjustments	(2,308)	—
Increase (decrease) in the valuation allowance related to current period	3,317	4,172
Increase (decrease) in the valuation allowance	1,009	4,172
Other	41	(803)
Income tax (benefit) expense	$(2,275)	$(872)

The components of income tax (benefit) expense are as follows:

	Year Ended December 31,
	2020	2019
Income tax applicable to:
Current	$1,300	$860
Deferred (net of increase in allowance: 2020—$1,009, 2019—$4,172)	(3,575)	(1,732)
Ending balance	$(2,275)	$(872)

The components of the net deferred income tax assets are as follows:

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforward attributable to non-life companies	$18,131	$17,345
Reinsurance assets	48,898	51,567
Policyholder dividend obligations	2,789	2,405
Policyholder dividends	248	251
Commission receivable, net	7,879	6,314
Incentive compensation	211	103
Other	638	229
Total deferred tax assets	78,794	78,214
Valuation allowance	(16,665)	(15,656)
Total deferred income tax assets	62,129	62,558
Deferred tax liabilities:
Life insurance reserves	30,588	37,034
Deferred policy acquisition costs	9,183	10,063
Net unrealized investment gains	6,910	4,078
Intangible assets	344	344
Basis difference—investments	358	350
Fixed assets	3,451	1,089
Other	369	160
Total deferred tax liabilities	51,203	53,118
Deferred income tax assets, net	$10,926	$9,440

The Company maintains a valuation allowance against the net deferred tax assets of the companies included in the non-life sub-group because management believes that it is more likely than not that the deferred tax assets will not be recognized based on the current history of tax losses for the non-life sub-group. Certain net operating loss carryforwards will expire between 2025 and 2037, whereas others have an unlimited carryforward.

On December 22, 2017, the Tax Cut and Jobs Act Bill “H.R.1” was enacted, which, among other things, allows Net Operating Losses (NOLs) to be carried forward indefinitely; therefore, NOLs generated after December 31, 2017 are reflected in the table below under the caption no expiration. Internal Revenue Code Section 382 (“Section 382”) limits how much of a loss carryforward existing as of the date of an ownership change that can be used to offset annual taxable income subsequent to the change of ownership. As a result of the IPO and Section 382, the Company will be restricted in its ability to utilize loss carryforwards. The annual limit is estimated to be approximately $3.1 million. In 2020, no NOLs expired and there was a return to provision adjustment related to NOLs of $8.2 million. These expiring NOLs have no impact on the Company’s results due to a full valuation allowance on these NOLs.

The Company’s net operating loss carryforwards are as follows:

	Life Sub-Group	Non-Life Sub-Group	Total
Year net operating loss expires
2025	$—	$1,229	$1,229
2026	—	5,249	5,249
2027	—	5,057	5,057
2028	—	3,061	3,061
2029	—	1,708	1,708
2030	—	8,121	8,121
2031	—	5,361	5,361
2032	—	2,539	2,539
2033	—	1,099	1,099
2034	—	13,527	13,527
2035	—	5,311	5,311
2036	—	5,267	5,267
2037	—	4,266	4,266
No expiration	—	24,542	24,542
Total	$—	$86,337	$86,337

The Company has no unrecognized tax benefits for the years ended December 31, 2020 and 2019 and the Company does not expect the unrecognized tax benefits to increase in the next 12 months. The Company records penalties and interest related to unrecognized tax benefits within income tax expense.

The Company filed a consolidated federal income tax return for the period January 1, 2019 through August 7, 2019. Subsequent to the completion of the IPO, the Company filed separate Life and Non-life tax returns for periods beginning after August 7, 2019.

Note 5—Policy Liabilities

Future Policy Benefits and Claims

Future policy benefits and claims represent the reserve for direct and assumed traditional life insurance policies and annuities in payout status.

The annuities in payout status are certain structured settlement contracts. The policy liability for structured settlement contracts of $21,489 and $18,474 at December 31, 2020 and 2019, respectively, is computed as the present value of contractually-specified future benefits. The amount included in the policy liability for structured settlements that are life contingent at December 31, 2020 and 2019, is $17,084 and $13,637, respectively.

To the extent that unrealized gains on fixed maturity securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded. A liability of $8,010 and $4,482 is included as part of the liability for structured settlements with respect to this deficiency at December 31, 2020 and 2019, respectively. The offset to this liability is recorded as a reduction of the unrealized capital gains included in AOCI.

Participating life insurance in force was 11.6% and 15.9% of the face value of total life insurance in force at December 31, 2020 and 2019, respectively.

Note 6—Reinsurance

The Company uses reinsurance to mitigate exposure to potential losses, provide additional capacity for growth, and provide greater diversity of business. For ceded reinsurance, the Company remains liable to the extent that reinsuring companies may not be able to meet their obligations under the reinsurance agreements. To manage the risk from failure of a reinsurer to meet its obligations, the Company periodically evaluates the financial condition of all of its reinsurers. No amounts have been recorded in 2020 and 2019 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.

Reinsurance recoverables are as follows:

	At December 31,
	2020	2019
Ceded future policy benefits	$128,456	$113,591
Claims and other amounts recoverable	29,559	19,279
Ending balance	$158,015	$132,870

The reconciliation of direct premiums to net premiums is as follows:

	Year Ended December 31,
	2020	2019
Direct premiums	$146,293	$155,340
Assumed premiums	35,779	25,536
Ceded premiums	(74,030)	(86,506)
Net insurance premiums	$108,042	$94,370

Net policy charges on universal life products were $172 and $165 for the year ended December 31, 2020 and 2019, respectively, and are included in other income.

At December 31, 2020 and 2019, reserves related to fixed-rate annuity deposits assumed from a former affiliate company amounted to approximately $74,918 and $78,296, respectively, and are included with policyholder account balances in the Consolidated Balance Sheets.

Note 7—Retirement and Executive Compensation Plans

The Company sponsors a defined contribution 401(k) plan covering substantially all employees. For the years ended December 31, 2020 and 2019, the Company’s expenses were $599 and $554, respectively. These expenses were recorded as part of Operating costs and expenses in the Consolidated Statements of Operations.

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

The assets and liabilities within the Closed Block are included in the Company’s consolidated financial statements on the same basis as other accounts of the Company. The maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block liabilities over Closed Block assets. Included in Closed Block assets are $10,170 and $9,861 at December 31, 2020 and 2019, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block, which is referred to as the actuarial calculation. The actuarial calculation projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the actuarial calculation as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block. The review of Closed Block experience also includes consideration of whether policyholder dividend obligations should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. At December 31, 2020 and 2019, the Company recognized policyholder dividend obligations of $13,282 and $11,453, respectively, resulting from the excess of actual cumulative earnings over the expected cumulative earnings and from accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block.

The impacts on the Company’s comprehensive (loss) income from recognizing policyholder dividend obligations are as follows:

	Year Ended December 31,
	2020	2019
Actual cumulative (loss) income earnings over expected cumulative earnings	$(9,284)	$(9,049)
Income tax (benefit) expense	(1,950)	(1,900)
Net (loss) income impact	(7,334)	(7,149)
Accumulated net unrealized investment (losses) gains	(3,998)	(2,404)
Income tax (benefit) expense	(839)	(504)
Other comprehensive (loss) income impact	(3,159)	(1,900)
Comprehensive (loss) income impact	$(10,493)	$(9,049)

Information regarding the Closed Block liabilities (assets) designated to the Closed Block is as follows:

	Year Ended December 31,
Closed Block Liabilities	2020	2019
Future policy benefits and claims	$38,110	$39,704
Policyholder account balances	7,272	7,608
Other policyholder liabilities	6,360	4,630
Policyholder dividend obligations	13,282	11,453
Other liabilities (assets)	(619)	8,778
Total Closed Block liabilities	64,405	72,173
Assets Designated to the Closed Block
Investments:
Fixed maturities – available-for-sale – at fair value (amortized cost $37,364 and $33,455, respectively)	43,738	37,483
Policyholder loans	1,245	1,249
Total investments	44,983	38,732
Cash and cash equivalents	2,614	7,025
Premiums due and uncollected	1,029	9,625
Accrued investment income	427	432
Reinsurance recoverables	22,689	23,447
Deferred income tax assets, net	3,130	3,557
Total assets designated to the Closed Block	74,872	82,818
Excess of Closed Block assets over liabilities	10,467	10,645
Amounts included in accumulated other comprehensive income:
Unrealized investment gains (losses), net of income tax	5,035	3,182
Allocated to policyholder dividend obligations, net of income tax	(3,159)	(1,900)
Total amounts included in accumulated other comprehensive income	1,876	1,282
Maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities (includes excess assets of $10,170 and $9,861, respectively)	$(8,591)	$(9,363)

Information regarding the policyholder dividend obligations is as follows:

	December 31, 2020	December 31, 2019
Beginning balance	$11,453	$9,383
Impact from earnings allocable to policyholder dividend obligations	235	381
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	1,594	1,689
Ending balance	$13,282	$11,453

Information regarding the Closed Block revenues and expenses is as follows:

	Year Ended December 31,
	2020	2019
Revenues
Net insurance premiums	$7,792	$749
Net investment income	1,630	1,561
Net realized investment gains	38	161
Total revenues	9,460	2,471
Benefits and expenses
Life and annuity benefits—including policyholder dividends of $1,161 and $1,097, respectively	7,268	1,445
Interest credited to policyholder account balances	184	194
Operating costs and expenses	2,986	(3,482)
Total expenses	10,438	(1,843)
Revenues, net of expenses before provision for income tax expense	(978)	4,314
Income tax (benefit) expense	(205)	906
Revenues, net of expenses and provision for income tax expense	$(773)	$3,408

The Company charges the Closed Block with federal income taxes and state and local premium taxes, policy maintenance costs and investment management expenses relating to the Closed Block, as provided in the Closed Block Memorandum.

The following table presents the amortized cost and fair value of the Closed Block fixed maturity securities portfolio by contractual maturity at December 31, 2020. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	At December 31, 2020
	Amortized Cost	Fair Value
Due in one year or less	$1,252	$1,257
Due after one year through five years	9,726	10,593
Due after five years through ten years	2,146	2,788
Due after ten years	21,270	26,104
Securities not due at a single maturity date—primarily mortgage and asset-backed securities	2,970	2,996
Total fixed maturities	$37,364	$43,738

Note 9—Regulatory Matters

Minimum Capital and Surplus Requirements

Fidelity Life is required to comply with the provisions of state insurance statutes in the jurisdictions in which it does business. These statutes include minimum capital and surplus requirements. At December 31, 2020, Fidelity Life exceeded the minimum capital and surplus level of $2,000 required by Illinois, its state of domicile.

Risk-Based Capital Requirements

The NAIC established a standard for assessing the solvency of insurance companies using a formula for determining each insurer’s risk-based capital (RBC). At December 31, 2020, the RBC of the Company’s insurance subsidiary, Fidelity Life, exceeded the levels at which certain regulatory corrective actions would be initiated.

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

Fidelity Life declared and paid dividends in the amount of $0 and $5,000 during the twelve months ended December 31, 2020 and 2019, respectively.

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

Statutory Financial Information

The statutory capital and surplus and net income for Fidelity Life, as determined in accordance with statutory accounting practices prescribed or permitted by the IDOI, at December 31, 2020 and 2019, and for the years ended December 31, 2020 and 2019, are as follows:

	At December 31,
	2020	2019
Statutory capital and surplus
Fidelity Life	$112,316	$114,676

	Year Ended December 31,
	2020	2019
Statutory net income
Fidelity Life	$6,206	$7,594

Note 10—Commitments and Contingencies

Leases

Minimum future operating lease payments, including lease payments for real estate, vehicles, computers and office equipment at December 31, 2020, are as follows:

Year
2021	$1,180
2022	1,374
2023	746
2024	362
2025	48
Total	$3,710

Lease expense for the years ended December 31, 2020 and 2019 was $1,771 and $1,544, respectively.

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

Debt

The Company is a member of the FHLBC. As a member, the Company is able to borrow on a collateralized basis from FHLBC which can be used as an alternative source of liquidity. FHLBC membership requires the Company to own member stock. At December 31, 2020, the Company held $115 of FHLBC common stock, which allows the Company to borrow up to $2,558. Interest on borrowed funds is charged at variable rates established from time to time by FHLBC and depending on the borrowing option selected at the time of the borrowing. No amounts have been borrowed from the FHLBC as of December 31, 2020 and 2019.

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

Recurring and Non-Recurring Fair Value Measurements

The Company’s assets and liabilities that are carried at fair value on a recurring and non-recurring basis, by fair value hierarchy level, are as follows:

December 31, 2020	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$14,272	$—	$14,272
U.S. agency mortgage-backed	—	22,476	—	22,476
State and political subdivisions	—	60,908	521	61,429
Corporate and miscellaneous	2,685	157,935	8,433	169,053
Foreign government	—	176	—	176
Residential mortgage-backed	—	6,421	—	6,421
Commercial mortgage-backed	—	20,017	—	20,017
Asset-backed	—	68,706	1,301	70,007
Total fixed maturities	2,685	350,911	10,255	363,851
Short-term investments	—	—	—	—
Equity securities	3,833	15		3,848
Total recurring assets	$6,518	$350,926	$10,255	$367,699

December 31, 2019	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$16,102	$—	$16,102
U.S. agency mortgage-backed	—	39,535	—	39,535
State and political subdivisions	—	24,743	—	24,743
Corporate and miscellaneous	1,870	145,268	—	147,138
Foreign government	—	171	—	171
Residential mortgage-backed	—	9,215	—	9,215
Commercial mortgage-backed	—	19,335	—	19,335
Asset-backed	—	57,467	1,215	58,682
Total fixed maturities	1,870	311,836	1,215	314,921
Short-term investments	29,757	—	—	29,757
Equity securities	5,231	—	—	5,231
Total recurring assets	$36,858	$311,836	$1,215	$349,909

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

Level 3 fair value classification consists of investments in structured placement securities where the fair value of the security is determined by a pricing service using internal pricing models where one or more of the significant inputs is unobservable in the marketplace, or there is a single broker/dealer quote. The fair value of a broker-quoted asset is based solely on the receipt of an updated quote from a single market maker or a broker-dealer recognized as a market participant. The Company does not adjust broker quotes when used as the fair value measurement for an asset. Other Level 3 fair value classifications include securities where the fair value is determined by using the net asset value (NAV).  The NAV of a security is calculated by taking the entity’s assets minus the total value of its liabilities to determine the fair value.  At December 31, 2020, the Company held five securities utilizing internal model pricing, three securities utilizing a single broker quote and two securities utilizing their net asset value (NAV) that was within Level 3. The fair value of Level 3 liabilities is estimated on the discounted cash flows of contractual payments.

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

		Total gains (losses) included in:
	Balance at January 1, 2019	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2020
Financial Assets
State and political subdivisions	$—	$—	$21	$500	$—	$—	$—	$521
Corporate and miscellaneous	—	42	120	8,271	—	—	—	8,433
Asset-backed	1,215	—	(34)	292	—	(172)	—	1,301
Total assets	$1,215	$42	$107	$9,063	$—	$(172)	$—	$10,255

		Total gains (losses) included in:
	Balance at January 1, 2018	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2019
Financial Assets
Corporate and miscellaneous	$12,773	$—	$—	$—	$—	$—	$(12,773)	$—
Asset-backed	922	—	3	1,875	—	(1,585)	—	1,215
Total assets	$13,695	$—	$3	$1,875	$—	$(1,585)	$(12,773)	$1,215

There were no transfers between levels in 2020.  In 2019, there were 29 transfers from Level 3 to Level 2.

Financial Instruments not Measured at Fair Value

The carrying amount and estimated fair values of the Company’s financial instruments that are not measured at fair value on the Consolidated Balance Sheets are as follows:

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2020
Financial instruments recorded as assets:
Mortgage loans	$50,427	$—	$—	$46,816	$46,816
Policyholder loans	6,414	—	—	8,335	8,335
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$24,495	$—	$—	$20,454	$20,454
Long/short-term debt	30,478	—	—	37,033	37,033
Policyholder account balances	83,869	—	—	92,190	92,190

		Estimated Fair Value
	Carrying Value	Level 1	Level 2	Level 3	Total
December 31, 2019
Financial instruments recorded as assets:
Mortgage loans	$51,835	$—	$—	$47,567	$47,567
Policyholder loans	6,040	—	—	7,926	7,926
Short-term investments	29,757	29,757	—	—	29,757
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$21,290	$—	$—	$19,070	$19,070
Long/short-term debt	20,600	—	—	23,060	23,060
Policyholder account balances	87,517	—	—	89,896	89,896

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.

Mortgage Loans—Fair value was based on the discounted value of future cash flows for all first mortgage loans adjusted for specific loan risk. The discount rate was based on the rate that would be offered for similar loans at the reporting date. Fair value excludes $2,675 and $3,193 of second and mezzanine mortgages carried at cost which fair value is not measurable at December 31, 2020 and 2019, respectively.

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

Note 12—Long and Short-Term Debt

The Company originally entered into a financing arrangement with an external party in January 2018, from which the Company receives an advanced commission-based payment for certain Insurance Segment term policies sold through the Agency Segment, in exchange for a level commission that is paid by the Company over the period the policy remains in-force. The Company’s arrangement with the external party allows us to finance up to $30 million of commission. At December 31, 2020 and December 31, 2019, we had a net advance of $27,533 and $19,089, respectively, under this arrangement. At December 31, 2020, the Company expects to pay back the aggregate amounts as presented in the following table.

Due in one year or less	$5,545
Due after one year through two years	3,852
Due after two years through three years	3,541
Due after three years through four years	3,318
Due after four years through five years	3,147
Due after five years	24,597
Less discount	(13,522)
Total long/short-term debt	$30,478

Note 13—Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive (Loss) Income, net of taxes are as follows:

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized (Losses) Gains on Other Investments	Total
Balance at January 1, 2020	$362	$8,395	$8,757
Other comprehensive income (loss)	—	9,933	9,933
Income tax benefit (expense)	—	(2,089)	(2,089)
Other comprehensive income (loss), net of tax	—	7,844	7,844
Balance at December 31, 2020	$362	$16,239	$16,601

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized (Losses) Gains on Other Investments	Total
Balance at January 1, 2019	$362	$(2,730)	$(2,368)
Other comprehensive income (loss)	—	14,080	14,080
Income tax benefit (expense)	—	(2,955)	(2,955)
Other comprehensive income (loss), net of tax	—	11,125	11,125
Balance at December 31, 2019	$362	$8,395	$8,757

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

The segment results are as follows:

Year Ended December 31, 2020	Insurance	Agency	Corporate	Eliminations	Total Consolidated
Net insurance premiums	$108,042	$—	$—	$—	$108,042
Net investment income	13,925	—	409	(213)	14,121
Net realized investment (losses) gains	(1,370)	—	128	—	(1,242)
Other-than-temporary impairments	(68)	—	—	—	(68)
Earned commissions from external customers	—	21,811	—	—	21,811
Intersegment earned commissions	—	21,613	—	(21,613)	—
Other income	209	4,958	—	—	5,167
Total revenues	120,738	48,382	537	(21,826)	147,831
Life, annuity, and health claim benefits and interest credited to policyholder account balances	80,810	—	—	—	80,810
Operating costs and expenses	31,608	49,248	11,359	(11,852)	80,363
Amortization of deferred policy acquisition costs	16,667	—	—	(2,706)	13,961
Total benefits and expenses	129,085	49,248	11,359	(14,558)	175,134
(Loss) income before income tax	$(8,347)	$(866)	$(10,822)	$(7,268)	$(27,303)

Year Ended December 31, 2019	Insurance	Agency	Corporate	Eliminations	Total Consolidated
Net insurance premiums	$94,370	$—	$—	$—	$94,370
Net investment income	15,278	—	1,166	(368)	16,076
Net realized investment (losses) gains	645	—	46	—	691
Other-than-temporary impairments	(41)	—	—	—	(41)
Earned commissions from external customers	—	17,688	—	—	17,688
Intersegment earned commissions	—	21,671	—	(21,671)	—
Other income	254	6,262	—	—	6,516
Total revenues	110,506	45,621	1,212	(22,039)	135,300
Life, annuity, and health claim benefits and interest credited to policyholder account balances	65,050	—	—	—	65,050
Operating costs and expenses	28,358	52,710	9,197	(13,229)	77,036
Amortization of deferred policy acquisition costs	18,253	—	—	(4,843)	13,410
Total benefits and expenses	111,661	52,710	9,197	(18,072)	155,496
(Loss) income before income tax	$(1,155)	$(7,089)	$(7,985)	$(3,967)	$(20,196)

December 31, 2020	Insurance	Agency	Corporate	Total
Investments and cash	$436,757	$3,469	$20,829	$461,055
Commissions and agent balances	(12,231)	31,651	106	19,526
Deferred policy acquisition costs	87,212	—	—	87,212
Intangible assets	—	1,635	—	1,635
Reinsurance recoverables	158,015	—	—	158,015
Deferred income tax (liabilities) assets, net	(7,351)	—	18,277	10,926
Other	23,845	2,909	3,641	30,395
Total assets	$686,247	$39,664	$42,853	$768,764

December 31, 2019	Insurance	Agency	Corporate	Total
Investments and cash	$412,329	$1,170	$32,231	$445,730
Commissions and agent balances	(13,775)	25,045	—	11,270
Deferred policy acquisition costs	85,776	—	—	85,776
Intangible assets	—	1,635	—	1,635
Reinsurance recoverables	132,870	—	—	132,870
Deferred income tax (liabilities) assets, net	(8,235)	—	17,675	9,440
Other	31,029	3,393	639	35,061
Total assets	$639,994	$31,243	$50,545	$721,782

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

Note 16—Subsequent Events

           Management has evaluated subsequent events up to and including March 31, 2021, the date these Consolidated Financial Statements were issued and determined there were no reportable subsequent events.

Vericity, Inc.

Schedule I

Summary of Investments Other Than Investments in Related Parties

As of December 31, 2020

(dollars in thousands)

Type of Investment	Cost	Value	Balance Sheet
Fixed maturities
U.S. government and agencies	$11,386	$14,272	$14,272
U.S. agency mortgage-backed	21,015	22,476	22,476
State and political subdivisions	57,646	61,429	61,429
Corporate and miscellaneous	143,242	169,053	169,053
Foreign government	131	176	176
Residential mortgage-backed	6,060	6,421	6,421
Commercial mortgage-backed	18,567	20,017	20,017
Asset-backed	70,216	70,007	70,007
Total fixed maturities	328,263	363,851	363,851
Equity securities	6,530	3,848	3,848
Mortgage loans	50,427	50,427	50,427
Policyholder loans	6,414	6,414	6,414
Other invested assets	273	273	273
Total investments	$391,907	$424,813	$424,813

Vericity, Inc.

Schedule II

Condensed Financial Information of Registrant (Parent Company) Statement of Operations

As of and for the Years Ended December 31, 2020 and 2019

(dollars in thousands)

For the Years Ended December 31,	2020	2019
Revenues
Net investment income and realized gains	$385	$872
Total revenues	385	872
Expenses
Operating costs and expenses	11,343	4,029
Total expenses	11,343	4,029
Income (loss) before income taxes	(10,958)	(3,157)
Income tax (benefit) expense	(762)	(181)
Net income (loss) before equity in net loss of subsidiary	(10,196)	(2,976)
Equity in net (loss) of subsidiary	(14,832)	(16,348)
Net (loss) income	(25,028)	(19,324)
Other comprehensive income (loss)	15	15
Equity in other comprehensive income of subsidiary	7,829	11,110
Total comprehensive (loss) income	$(17,184)	$(8,199)

See notes to consolidated financial statements.

Vericity, Inc.

Schedule II (Continued)

Condensed Financial Information of Registrant Statement of Financial Position

(dollars in thousands)

As of December 31,	2020	2019
Assets
Investment in subsidiaries	$168,549	$175,522
Fixed maturities – available-for-sale – at fair value (amortized cost; $4,863 and $0)	4,863	—
Other invested assets	135	—
Short-term investments	—	29,757
Cash, cash equivalents and restricted cash	15,750	2,320
Accrued investment income	1	12
Inter-company receivables	6,067	4,718
Current income tax receivable	943	181
Other assets	862	—
Total assets	197,170	212,510
Liabilities and Shareholders' Equity
Liabilities
Other liabilities	1,937	93
Total liabilities	1,937	93
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	15
Additional paid-in capital	39,840	39,840
Retained earnings	138,777	163,805
Other comprehensive (loss) income	16,601	8,757
Total shareholders' equity	195,233	212,417
Total liabilities and shareholders' equity	$197,170	$212,510

See notes to consolidated financial statements.

Vericity, Inc.

Schedule II (Continued)

Condensed Financial Information of Registrant Statement of Cash Flows

(dollars in thousands)

For the Years Ended December 31,	2020	2019
Cash flows from operating activities
Net (loss) income	$(25,028)	$(19,324)
Adjustments to reconcile net income to net cash provided (used) by operations:
Equity in earnings of subsidiaries	14,832	16,348
Net realized investment (losses) gains	(128)	—
Accretion of bond discount	(58)	(441)
Change in:
Due to subsidiaries	(1,349)	(14,822)
Accrued investment income	11	(12)
Other liabilities	1,843	93
Other assets	(862)	—
Income tax	(762)	(181)
Net cash used by operating activities	(11,501)	(18,339)
Cash flows from investing activities
Purchases of short-term investments	—	(29,300)
Purchases of fixed maturities	(4,734)	—
Purchases of other invested assets	(135)	—
Sales of short-term investments	29,800	—
Net cash flows provided (used) by investing activities	24,931	(29,300)
Cash flows from financing activities
Proceeds from issuance of common stock in initial public offering, net of underwriting commission and offering costs	—	142,928
Return of capital	—	(92,969)
Net cash flows provided by financing activities	—	49,959
Net increase (decrease) in cash and cash equivalents	13,430	2,320
Cash, cash equivalents and restricted cash - beginning of period	2,320	—
Cash, cash equivalents and restricted cash - end of period	$15,750	$2,320

See notes to consolidated financial statements.

Vericity, Inc.

Schedule III

Supplementary Insurance Information

As of and for the Years Ended December 31, 2020 and 2019

(dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits Losses and Expenses	Other Policy Claims and Benefits Payable	Net Insurance Premiums	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
2020
Insurance	$87,212	$381,563	$134,940	$108,042	$13,925	$80,810	$16,667	$31,608
Agency	—	—	—	—	—	—	—	49,248
Corporate	—	—	—	—	409	—	—	11,359
Eliminations	—	—	—	—	(213)	—	(2,706)	(11,852)
Total	$87,212	$381,563	$134,940	$108,042	$14,121	$80,810	$13,961	$80,363
2019
Insurance	$85,776	$335,766	$124,033	$94,370	$15,278	$65,050	$18,253	$28,358
Agency	—	—	—	—	—	—	—	52,710
Corporate	—	—	—	—	1,166	—	—	9,197
Eliminations	—	—	—	—	(368)	—	(4,843)	(13,229)
Total	$85,776	$335,766	$124,033	$94,370	$16,076	$65,050	$13,410	$77,036

Vericity, Inc.

Schedule IV

Reinsurance

As of and for the Years Ended December 31, 2020 and 2019

(dollars in thousands)

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2020
Life insurance face amount in-force (millions)	$32,343	$32,094	$2,928	$3,177	92.2%
Premiums
Life insurance	$145,597	$73,855	$35,779	$107,521	33.3%
Accident and health	696	175	—	521	0.0%
Total premiums	$146,293	$74,030	$35,779	$108,042	33.1%
2019
Life insurance face amount in-force (millions)	$29,943	$30,986	$2,388	$1,345	177.5%
Premiums
Life insurance	$154,547	$86,311	$25,536	$93,772	27.2%
Accident and health	793	195	—	598	0.0%
Total premiums	$155,340	$86,506	$25,536	$94,370	27.1%

Vericity, Inc.

Schedule V

Valuation and Qualifying Accounts

For the Years Ended December 31, 2020 and 2019

(dollars in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
2020
Allowance for losses on commercial mortgage loans	$53	$—	$88	$—	$141
Allowance for uncollectible receivables	545	335	—	—	880
Valuation allowance on deferred tax assets	15,656	1,009	—	—	16,665
Total	$16,254	$1,344	$88	$—	$17,686
2019
Allowance for losses on commercial mortgage loans	$236	$—	$—	$183	$53
Allowance for uncollectible receivables	562	—	—	17	545
Valuation allowance on deferred tax assets	11,484	4,172	—	—	15,656
Total	$12,282	$4,172	$—	$200	$16,254

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) during the fourth quarter of 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The table below provides information of our directors and executive officers as of March 30, 2021.

Name	Age	Position
Eric Rahe	52	Director and Chairman
Neil Ashe	53	Director
Calvin Dong	33	Director
Richard A. Hemmings	74	Director
Scott Perry	58	Director
James W. Schacht	78	Director
James E. Hohmann	65	Chief Executive Officer, President and Director
John Buchanan	50	Executive Vice President, General Counsel and Corporate Secretary
Chris Campbell	50	Executive Vice President of Vericity, President and Chief Operating Officer of Efinancial
David R. Drollette	38	Executive Vice President, Chief Data Officer & Chief Technology Officer
James C. Harkensee	62	Executive Vice President of Vericity, President and Chief Operating Officer of Fidelity Life
Chris S. Kim	49	Executive Vice President, Chief Financial Officer and Treasurer
Laura R. Zimmerman	62	Executive Vice President and Chief Marketing Officer

Directors

Our directors were initially chosen based upon their individual skills, experiences and qualifications which collectively provide a balanced level of expertise to the Company. Additionally, we believe that each of our directors possess high professional and personal ethics and values, which are attributes that are important characteristics to the Company.

Eric Rahe has served as Vericity’s Chairman since August 7, 2019.  Mr. Rahe has served as a Managing Director of J.C. Flowers & Co. LLC since 2014, a leading private investment firm dedicated to investing globally in the financial services industry and serves as a member of the firm’s Management Committee. From 2008 to 2014, Mr. Rahe was a Managing Director at Clayton, Dubilier & Rice where he established and led the firm’s financial services practice. Previously, he was a senior investment professional at the hedge fund SAB Capital, and before that a Partner at Capital Z Partners, the financial services focused private equity firm. Mr. Rahe began his career at Donaldson, Lufkin & Jenrette. Mr. Rahe serves on the Boards of Directors of ELMC Group, LLC.

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

David R. Drollette has served as Executive Vice President and Chief Data Officer & Chief Technology Officer since September 1, 2020. Prior thereto, Mr. Drollette served as Vice President Product Analytics at athenahealth, Inc. from September 2018 through

August 2020, where he led the product analytics team and set the research & development strategy for the data and artificial intelligence engineering teams across multiple geographies. Prior thereto, Mr. Drollette served in various leadership roles at Wayfair, Inc. from January 2006 through August 2018, where he led a 180+ person team of analysts, data scientists, and software engineers. He holds a bachelor’s degree in Mathematics/Physics from Ithaca College in New York where he graduated Cum Laude.

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

Item 11. Executive Compensation.

The following table shows the compensation information for our President and Chief Executive Officer, our Executive Vice President and President and Chief Operating Officer of Fidelity Life and our Executive Vice President and President and Chief Operating Officer of Efinancial based on compensation earned for the years ended December 31, 2020 and December 31, 2019 (our “named executive officers”).

			Non-Equity
			Incentive
			Plan
		Salary	Compensation	All Other
Name and Principal Position	Year	($)	($)(1)	Compensation($)(2)(3)	Total ($)
James Hohmann	2020	745,000	537,145	40,544	1,322,689
President and Chief Executive Officer of Vericity	2019	725,000	2,329,755	38,177	3,092,932
James Harkensee	2020	440,000	205,555	27,145	672,700
Executive Vice President of Vericity, President and	2019	433,000	727,303	18,117	1,178,420
Chief Operating Officer of Fidelity Life
Chris Campbell	2020	400,000	195,470	21,702	617,172
Executive Vice President of Vericity, President and	2019	400,000	580,548	27,137	1,007,685
Chief Operating Officer of Efinancial

(1)

Includes the following amounts earned under the short-term incentive program based on 2020 and 2019 performance, respectively: Mr. Hohmann $537,145 and $340,514; Mr. Harkensee $205,555 and $130,527; and Mr. Campbell $195,470 and $103,346. See “Executive Compensation—Short-Term Incentive Program” below for additional information.  Also includes the following amounts paid in 2019 pursuant to outstanding awards under the Long-Term Incentive Plan (“LTIP”) based on an LTIP unit value as of December 31, 2017 of $7.05 for 2018 and based on an LTIP unit value as of the closing of the conversion of $10.00 for 2019: Mr. Hohmann, $1,989,241; Mr. Harkensee, $596,776; and Mr. Campbell $477,202. All unvested outstanding LTIP grants became fully vested and payable upon completion of the offering and the LTIP terminated. See “—Long-Term Incentive Program” below for additional information.

(2)	All other compensation consists of the following: (i) company portion of health, dental, life, disability and vision insurance premiums and (ii) 401(k) company matching contributions.
(3)

Following the closing of the IPO, the named executive officers also received grants under an equity incentive plan adopted, maintained and administered by the standby purchaser.  See “—Apex Holdco Equity Incentive Plan” below for additional information.

Short-Term Incentive Program

2020 Short-Term Incentive Program

Under the annual bonus program, the compensation committee established 2020 bonus opportunities. Mr. Hohmann’s annual bonus opportunity was 0% to 140% of his base salary, with his target bonus opportunity equal to 80% of base salary. The bonus opportunity for each of Messrs. Harkensee and Campbell was 0% to 96.25% of their base salary, with the target bonus opportunity equal to 55% of their respective base salaries. The amount of bonus paid depended on achievement of performance measures recommended by management and approved by the compensation committee.

The performance award for each of our named executive officers was based on the following performance categories:

•	Corporate (Fidelity Life pre-tax GAAP earnings and eFinancial EBITDA combined; Next Level Growth initiative, and number of new affinity group policyholders);

•	Fidelity Life (pre-tax statutory operating income; pre-tax GAAP income; new online policies, and expense initiative); and

•	Efinancial (EBITDA; retail FLA production; OPEX as a percentage of revenue, and revenue per marketing dollar).

Mr. Hohmann’s bonus opportunity was weighted 50% Corporate, 25% Fidelity Life, and 25% Efinancial. Mr. Harkensee’s bonus opportunity was weighted 30% Corporate, 40% Fidelity Life, and 30% Efinancial. Mr. Campbell’s bonus opportunity was weighted 30% Corporate, 30% Fidelity Life, and 40% Efinancial.

In 2020, we achieved 98% of target for Corporate, 63% for Fidelity Life, and 102% for Efinancial. Based on this performance, 2020 annual bonuses for our named executive officers were as follows: Mr. Hohmann $537,145; Mr. Harkensee $205,555; and Mr. Campbell $195,470.

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

Under the EI Plan, for all of our directors and our executive officers other than Mr. Hohmann, the grants of Class B units vest ratably over five years, subject to forfeiture under certain conditions. Mr. Hohmann’s grant was fully vested upon grant, subject to recoupment ratably over five years and forfeiture under certain conditions.  The grants to the directors of Vericity are not subject to forfeiture. The EI Plan is adopted, maintained and administered by the standby purchaser, not the Company.

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

Director Compensation

In 2020, each non-employee director and advisory director of Vericity, Inc. received an annual retainer of $100,000 which was paid on a quarterly basis. Messrs. Rahe, Dong and Perry do not receive cash compensation from the Company for service as a director of Vericity, Inc. Following the closing of the IPO, each director other than Messrs. Rahe and Dong also received a grant of Class B Units under the EI Plan.  See “—Apex Holdco Equity Incentive Plan” above for additional information.

Ms. Bynoe and Messrs. Fibiger and Groot served on the Vericity, Inc. board until March 2019.  They continued to serve on the boards of Members Mutual and certain of its subsidiaries until the completion of the conversion in August 2019.  The table below summarizes the total compensation earned from the Company and its subsidiaries by our non-employee directors for service as a director for the fiscal year ended December 31, 2020.

		Non-Equity
	Fees Earned or	Incentive Plan
	Paid in Cash	Compensation	Total
Linda Walker Bynoe	$100,000	$—	$100,000
John A. Fibiger	100,000	—	100,000
Richard A. Hemmings	100,000	—	100,000
Steven L. Groot	100,000	—	100,000
James W. Schacht	100,000	—	100,000
Neil Ashe	100,000	—	100,000
Eric Rahe	—	—	—
Calvin Dong	—	—	—
Scott Perry	—	—	—

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

        The tables below provide information regarding the beneficial ownership of the Company's common stock for:

•	each beneficial owner known by us to be the beneficial owner of more than five percent of the Company's common stock;
•	each of our directors;
•	each of our named executive officers; and
•	all directors and executive officers as a group.

        We have based our calculations of the percentage of beneficial ownership on 14,875,000 shares of common stock outstanding on March 30, 2021.

Five Percent Shareholders

        The following table sets forth information regarding all persons known by the Company to be the beneficial owner of more than 5% of the Company's common stock as of March 30, 2021.

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

Directors and Executive Officers

        The following table sets forth information regarding our common stock beneficially owned as of March 30, 2021 by (i) each director, (ii) each of the named executive officers, and (iii) all current directors and executive officers as a group.

Directors & Executive Officers	Number of Shares and Nature of Beneficial Ownership	Percentage of Class (%)
Neil Ashe	0	0
Calvin Dong	453	* (1)
Richard A. Hemmings	193,500	1.3
James E. Hohmann	625,532	4.2
Scott Perry	0	0
Eric Rahe	0	0
James W. Schacht	5,124	* (1)
James C. Harkensee	327,782	2
Chris Campbell	102,521	* (1)
All current directors and executive officers as a group (12 persons)	1,660,488	11.2

(1)Ownership percentage is less than 1.0%.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has no related party transactions.

Item 14. Principal Accounting Fees and Services.

The following table provides information regarding the fees incurred to Deloitte & Touche LLP during the years ended December 31, 2020 and 2019. All fees described below were approved by the audit committee.

(dollars in thousands)	2020	2019
Audit Fees (1)	$1,100	$1,150
Audit Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$1,100	$1,150

(1) Audit Fees of Deloitte & Touche LLP for 2020 and 2019 were for professional services associated with the annual audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements and the issuance of consents and comfort letters in connection with registration statement filings with the SEC.

(2) Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” No such services were incurred in 2020 or 2019.

(3) Tax Fees consist of fees for tax compliance, tax advice and tax planning. No such services were incurred in 2020 or 2019.

(4) All Other Fees include any fees billed that are not audit, audit-related or tax fees. No such services were incurred in 2020 or 2019.

Before an independent registered public accounting firm is engaged by the Company to render audit or non-audit services, our audit committee must review the terms of the proposed engagement and pre-approve the engagement. The audit committee may delegate authority to one or more of the members of the audit committee to provide these pre-approvals for audit or non-audit services, provided that the person or persons to whom authority is delegated must report the pre-approvals to the full audit committee at its next scheduled meeting. Audit committee pre-approval of non-audit services (other than review and attest services) are not required if those services fall within available exceptions established by the SEC. The audit committee pre-approved all audit, audit-related, tax and other services provided by Deloitte & Touche LLP for the fiscal years 2020 and 2019 and the estimated costs of those services. Actual amounts billed, to the extent in excess of the estimated amounts, were periodically reviewed and approved by the audit committee.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) We have filed the following documents as part of this Form 10-K:

(1) Consolidated Financial Statements
See Item 8, Index to Financial Statements
(2) Financial Statement Schedules
NOTE: The financial statement schedules have been omitted as they are deemed inapplicable or not required by Regulation S-X.
(b)	Exhibits: The following are exhibits to this report, and if incorporated by reference, we have indicated the document previously filed with the SEC in which the exhibit was included:

Exhibit Index

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Vericity, Inc., as amended (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019)

3.2	Amended and Restated Bylaws of Vericity, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2019)

4.1	Form of Stock Certificate of Vericity, Inc. (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

4.2*	Description of Capital Stock

10.1	Fidelity Life Association Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

10.2	Form of Executive Employment Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

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

10.16	Apex Holdco L.P. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019)

10.17	Form of Employee-Consultant Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019)

10.18	Form of Director Award Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019)

10.19	Form of CEO Award Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019)

21.1	Subsidiaries of Vericity, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 31, 2021	By:	/s/ Chris S. Kim
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

Name	Title	Date

/s/ James E. Hohmann	Director, Chief Executive Officer, and President	March 31, 2021
Name

/s/ Chris S. Kim	Executive Vice President, Chief Financial Officer and Treasurer	March 31, 2021
Name

/s/ Eric Rahe	Director and Chairman	March 31, 2021
Name

/s/ Neil Ashe	Director	March 31, 2021
Name

/s/ Calvin Dong	Director	March 31, 2021
Name

/s/ Richard A. Hemmings	Director	March 31, 2021
Name

/s/ Scott Perry	Director	March 31, 2021
Name

/s/ James W. Schacht	Director	March 31, 2021
Name