Form 10-Q
period 2021-03-31
Vericity, Inc.
filed 2021-05-17
CIK 1575434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

The number of shares of Registrant’s Common Stock outstanding as of May 14, 2021 was 14,875,000.

Part 1. Financial Information

Item I. Financial Statements

Vericity, Inc.

Interim Condensed Consolidated Balance Sheets

(dollars in thousands)

	March 31,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities – available-for-sale – at fair value (amortized cost; $333,194 and $328,263)	$354,717	$363,851
Equity securities – at fair value (cost; $6,672 and $6,530)	4,646	3,848
Mortgage loans (net of valuation allowances of $136 and $141)	50,018	50,427
Policyholder loans	6,288	6,414
Other invested assets	880	273
Total investments	416,549	424,813
Cash, cash equivalents and restricted cash	12,878	36,242
Accrued investment income	2,505	2,633
Reinsurance recoverables (net of allowances of $131 and $131)	168,845	158,015
Deferred policy acquisition costs	87,656	87,212
Commissions and agent balances (net of allowances of $978 and $749)	25,741	19,526
Intangible assets	1,635	1,635
Deferred income tax assets, net	14,122	10,926
Other assets	29,408	27,762
Total assets	759,339	768,764
Liabilities and Shareholders' Equity
Liabilities
Future policy benefits and claims	388,151	381,563
Policyholder account balances	82,643	83,869
Other policyholder liabilities	41,251	37,789
Policy dividend obligations	12,355	13,282
Reinsurance liabilities and payables	6,495	6,696
Long-term debt	24,149	24,933
Short-term debt	4,575	5,545
Other liabilities	19,039	19,854
Total liabilities	578,658	573,531
Commitments and Contingencies (Note 6)
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	15
Additional paid-in capital	39,840	39,840
Retained earnings	132,711	138,777
Accumulated other comprehensive income (loss)	8,115	16,601
Total shareholders' equity	180,681	195,233
Total liabilities and shareholders' equity	$759,339	$768,764

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Operations

(dollars in thousands, except earnings per share)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Revenues
Net insurance premiums	$25,297	$30,056
Net investment income	3,254	3,572
Net realized investment gains (losses)	1,517	(3,057)
Other-than-temporary-impairments (OTTI)	(2)	(54)
Earned commissions	10,622	4,125
Insurance lead sales	1,474	1,588
Other income	75	83
Total revenues	42,237	36,313
Benefits and expenses
Life, annuity, and health claim benefits	21,952	20,761
Interest credited to policyholder account balances	722	783
Operating costs and expenses	23,330	23,529
Amortization of deferred policy acquisition costs	3,240	976
Total benefits and expenses	49,244	46,049
(Loss) income before income tax	(7,007)	(9,736)
Income tax (benefit) expense	(941)	(1,158)
Net (loss) income	$(6,066)	$(8,578)

Earnings per share for the periods
	Three Months Ended March 31,
	2021	2020
	(Unaudited)	(Unaudited)
Weighted average shares outstanding, basic and diluted	14,875,000	14,875,000
Basic earnings per share	$(0.41)	$(0.58)
Diluted earnings per share	$(0.41)	$(0.58)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Net (loss) income	$(6,066)	$(8,578)
Other comprehensive income (loss), net of tax:
Net unrealized (losses) gains on investments	(8,486)	(7,253)
Total other comprehensive (loss) income	(8,486)	(7,253)
Total comprehensive (loss) income	$(14,552)	$(15,831)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Common stock
Balance – beginning of period	$15	$15
Balance – end of period	$15	$15

Additional paid-in capital
Balance – beginning of period	$39,840	$39,840
Balance – end of period	$39,840	$39,840

Retained earnings
Balance – beginning of period	$138,777	$163,805
Net (loss) income	(6,066)	(8,578)
Balance – end of period	$132,711	$155,227

Accumulated other comprehensive income (loss)
Balance – beginning of period	$16,601	$8,757
Other comprehensive (loss) income	(8,486)	(7,253)
Balance – end of period	$8,115	$1,504
Total shareholders' equity	$180,681	$196,586

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	Three Months Ended March 31,
	2021	2020
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(6,066)	$(8,578)
Adjustments to reconcile net (loss)income to net cash provided (used) by operating activities:
Depreciation and amortization and other non-cash items	805	594
Interest credited to policyholder account balances	722	783
Deferred income tax	(941)	(1,158)
Net realized investment losses (gains)	(1,517)	3,057
Other-than-temporary-impairments	2	54
Interest expense	406	303
Change in:
Equity securities	(142)	(171)
Accrued investment income	128	319
Reinsurance recoverables	(10,830)	(7,401)
Deferred policy acquisition costs	(444)	(3,459)
Commissions and agent balances	(6,192)	(1,530)
Other assets	(843)	8,736
Insurance liabilities	12,418	15,972
Other liabilities	(1,058)	(7,607)
Net cash (used) by operating activities	(13,552)	(86)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturities	19,566	10,717
Short-term investments	—	29,800
Mortgage loans	689	520
Purchases of:
Fixed maturities	(24,210)	(22,188)
Short-term investments	—	(250)
Mortgage loans	(274)	(363)
Change in policyholder loans, net	126	19
Other, net	(1,644)	(1,878)
Net cash (used) provided by investing activities	(5,747)	16,377
Cash flows from financing activities
Debt issued	1,189	3,167
Debt repaid	(3,350)	(1,901)
Deposits to policyholder account balances	117	110
Withdrawals from policyholder account balances	(2,021)	(2,303)
Net cash (used) by financing activities	(4,065)	(927)
Net increase (decrease) in cash and cash equivalents	(23,364)	15,364
Cash, cash equivalents and restricted cash – beginning of period	36,242	37,842
Cash, cash equivalents and restricted cash – end of period	$12,878	$53,206
Supplemental cash flow information
Non-cash transactions:	—	—

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

The accompanying interim condensed consolidated financial statements present the accounts of the Company and subsidiaries for the three months ended March 31, 2021 and March 31, 2020 and at March 31, 2021 and December 31, 2020. These interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report in the Form 10-K for the year ended December 31, 2020. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Basis of Presentation

These interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report, as is permitted by such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2020, and notes thereto, included in the Form 10-K.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.  The more significant estimates employed in the preparation of the interim condensed consolidated financial statements include the determination of the valuation of investments in fixed maturity and equity securities, investment impairments, the valuation of deferred tax assets, future policy benefits and other policyholder liabilities.

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

Fixed Maturities

The amortized cost, gross unrealized gains, gross unrealized losses, fair value, and OTTI loss included in accumulated other comprehensive income (AOCI) of fixed maturities available-for-sale are as follows:

	March 31, 2021
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses
U.S. government and agencies	$11,372	$1,951	$—	$13,323	$—
U.S. agency mortgage-backed	19,137	1,175	(1)	20,311	—
State and political subdivisions	60,596	2,038	(1,247)	61,387	—
Corporate and miscellaneous	150,585	16,746	(832)	166,499	—
Foreign government	131	29	—	160	—
Residential mortgage-backed	5,620	306	(34)	5,892	(394)
Commercial mortgage-backed	23,882	1,024	(67)	24,839	—
Asset-backed	61,871	574	(139)	62,306	—
Total fixed maturities	$333,194	$23,843	$(2,320)	$354,717	$(394)

	December 31, 2020
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses
U.S. government and agencies	$11,386	$2,886	$—	$14,272	$—
U.S. agency mortgage-backed	21,015	1,461	—	22,476	—
State and political subdivisions	57,646	3,798	(15)	61,429	—
Corporate and miscellaneous	143,242	26,069	(258)	169,053	—
Foreign government	131	45	—	176	—
Residential mortgage-backed	6,060	388	(27)	6,421	(151)
Commercial mortgage-backed	18,567	1,503	(53)	20,017	—
Asset-backed	70,216	605	(814)	70,007	(260)
Total fixed maturities	$328,263	$36,755	$(1,167)	$363,851	$(411)

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

	March 31, 2021
	Amortized Cost	Fair Value
Due in one year or less	$2,623	$2,649
Due after one year through five years	41,269	44,530
Due after five years through ten years	52,401	56,178
Due after ten years	126,391	138,010
Securities not due at a single maturity date — primarily mortgage and asset-backed	110,510	113,350
Total fixed maturities	$333,194	$354,717

Fixed maturities with a carrying value of $3,412 and $3,852 were on deposit with governmental authorities, as required by law at March 31, 2021 and December 31, 2020, respectively.

The Company’s fixed maturities portfolio was primarily composed of investment grade securities, defined as a security having a rating of Aaa, Aa, A, or Baa from Moody’s, AAA, AA, A, or BBB from Standard & Poor’s, or National Association of Insurance Commissioners (NAIC) rating of NAIC 1 or NAIC 2. Investment grade securities comprised 97.6% and 97.9% of the Company’s total fixed maturities portfolio at March 31, 2021 and December 31, 2020, respectively.

At March 31, 2021 and December 31, 2020, the Company had commitments to make investments in available-for-sale securities in the amount of $539 and $3,027, respectively.

Mortgage Loans

The Company makes investments in commercial mortgage loans. The Company, along with other investors, owns a pro rata share of each loan. The Company participates in 34 such investment instruments with ownership shares ranging from 0.6% to 30.0% of the trust at March 31, 2021. The Company owns a share of 291 mortgage loans with an average loan balance of $172 and a maximum exposure related to any single loan of $555. Mortgage loan holdings are diversified by geography and property type as follows:

	March 31, 2021		December 31, 2020
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$15,925	31.7%	$16,252	32.1%
Office	12,335	24.6%	12,493	24.7%
Industrial	8,011	16.0%	8,095	16.0%
Mixed use	5,954	11.9%	6,014	11.9%
Apartments	3,689	7.3%	3,439	6.8%
Medical office	3,096	6.2%	3,119	6.2%
Other	1,144	2.3%	1,156	2.3%
Gross carrying value of mortgage loans	50,154	100.0%	50,568	100.0%
Valuation allowance	(136)		(141)
Net carrying value of mortgage loans	$50,018		$50,427

	March 31, 2021		December 31, 2020
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
U.S. Region:
West South Central	$11,913	23.7%	$11,780	23.3%
East North Central	12,032	24.0%	12,105	23.9%
South Atlantic	10,801	21.5%	10,908	21.6%
West North Central	3,941	7.9%	3,981	7.9%
Mountain	4,139	8.3%	4,404	8.7%
Middle Atlantic	2,806	5.6%	2,824	5.6%
East South Central	3,025	6.0%	3,060	6.1%
New England	89	0.2%	91	0.2%
Pacific	1,408	2.8%	1,415	2.8%
Gross carrying value of mortgage loans	50,154	100.0%	50,568	100.0%
Valuation allowance	(136)		(141)
Net carrying value of mortgage loans	$50,018		$50,427

During the three months ended March 31, 2021 and March 31, 2020, $274 and $363 of new mortgage loans were purchased, respectively, which did not include second lien mortgage loans. There were no taxes, assessments, or any amounts advanced that were not included in the mortgage loan balances at March 31, 2021 and December 31, 2020.  At March 31, 2021 and December 31, 2020, the Company had 5 and 6 mortgage loans with a total carrying value of $1,361 and $1,408 that were in a restructured status, respectively. There were no impairments for mortgage loans at March 31, 2021 and December 31, 2020.

The changes in the valuation allowance for commercial mortgage loans were as follows:

	Three Months Ended March 31, 2021	Year Ended December 31, 2020
Beginning balance	$141	$53
Net (decrease) increase in valuation allowance	(5)	88
Ending balance	$136	$141

At March 31, 2021 and December 31, 2020, the Company had no mortgage loans that were on nonaccrual status.

At March 31, 2021 and December 31, 2020, the Company had commitments to make investments in mortgage loans in the amount of $1,376 and $1,299, respectively.

Net Investment Income

The sources of net investment income are as follows:

	Three Months Ended March 31,
	2021	2020
Interest from:
Fixed maturities	$2,914	$2,970
Policyholder loans	92	86
Mortgage loans	626	639
Short-term investments	—	114
Cash, cash equivalents and restricted cash	4	101
Dividends on equity securities	90	104
Gross investment income	3,726	4,014
Investment expenses	(472)	(442)
Net investment income	$3,254	$3,572

Investment expenses include investment management fees, some of which include incentives based on market performance, custodial fees and internal costs for investment-related activities.

Net Realized Investment Gains (Losses)

The sources of realized investment (losses) gains are as follows:

	Three Months Ended March 31,
	2021	2020
Investment (losses) gains from:
Fixed maturities	$261	$(140)
Equity securities	655	(2,916)
Other invested assets	608	—
Mortgage loans	5	9
Investment expenses	(12)	(10)
Total net realized investment (losses) gains	$1,517	$(3,057)

Other-Than-Temporary Impairments

The Company regularly reviews its investments portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. A fixed maturity has OTTI if the fair value of the security is less than its amortized cost basis and the Company either intends to sell the fixed maturity or it is more likely than not the Company will be required to sell the fixed maturity before recovery of its amortized cost basis. For all other securities in an unrealized loss position in which the Company does not expect to recover the entire amortized cost basis, the security is deemed to be OTTI for credit reasons.

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

The credit loss component of fixed maturity impairment is calculated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of cash flows discounted at the effective rate implicit to the security at the date of purchase or prior impairment. The methodology and assumptions for estimating the cash flows vary depending on the type of security. For mortgage-backed and asset-backed securities, cash flow estimates, including prepayment assumptions, are based on data from widely accepted third-party sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral characteristics, expectations of delinquency and default rates, and structural support, including subordination and guarantees. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss exists, and the security is considered to be temporarily impaired. If the present value of the expected cash flows is less than amortized cost, the security is determined to be OTTI impaired for credit reasons and is recognized as an OTTI loss in earnings. The non-credit component, determined as the difference between the adjusted amortized cost basis and fair value, is recognized as OTTI in other comprehensive (loss) income.

A rollforward of the cumulative credit losses on fixed maturities are as follows:

	March 31,	December 31,
	2021	2020
Beginning balance of credit losses on fixed maturities	$833	$869
Additional credit losses for which an OTTI was not previously recognized	2	68
Reduction of credit losses related to securities sold during period	—	(104)
Ending balance of credit losses on fixed maturities	$835	$833

Unrealized Losses for Fixed Maturities

The Company’s fair value and gross unrealized losses for fixed maturities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position are as follows:

	12 months or less		Longer than 12 months		Total
March 31, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. agency mortgage-backed	$144	$(1)	$12	$—	$156	$(1)
State and political subdivisions	30,892	(1,247)	—	—	30,892	(1,247)
Corporate and miscellaneous	25,434	(699)	1,304	(133)	26,738	(832)
Residential mortgage-backed	614	(13)	517	(21)	1,131	(34)
Commercial mortgage-backed	3,616	(30)	2,328	(37)	5,944	(67)
Asset-backed	11,083	(62)	8,888	(77)	19,971	(139)
Total fixed maturities	$71,783	$(2,052)	$13,049	$(268)	$84,832	$(2,320)

	12 months or less		Longer than 12 months		Total
December 31, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. agency mortgage-backed	$17	$—	$12	$—	$29	$—
State and political subdivisions	2,320	(15)	—	—	2,320	(15)
Corporate and miscellaneous	5,177	(256)	254	(2)	5,431	(258)
Residential mortgage-backed	480	(10)	140	(17)	620	(27)
Commercial mortgage-backed	1,028	(46)	73	(7)	1,101	(53)
Asset-backed	34,859	(607)	11,247	(207)	46,106	(814)
Total fixed maturities	$43,881	$(934)	$11,726	$(233)	$55,607	$(1,167)

The indicated gross unrealized losses in all fixed maturity categories increased to $2,320 from $1,167 at March 31, 2021 and December 31, 2020, respectively. Based on the Company’s current evaluation of its fixed maturities in an unrealized loss position, in accordance with our impairment policy and the Company’s current intentions regarding these securities, the Company concluded that these securities were not OTTI.

Information and concentrations related to fixed maturities in an unrealized loss position are included below. The tables below include the number of fixed maturities in an unrealized loss position for greater than and less than 12 months and the percentage that were investment grade at March 31, 2021.

	Unrealized Losses 12 months or less
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. agency mortgage-backed	1	1	—	—	100%
State and political subdivisions	82	82	—	—	100%
Corporate and miscellaneous	82	71	11	—	83%
Residential mortgage-backed	5	5	—	—	100%
Commercial mortgage-backed	9	9	—	—	67%
Asset-backed	23	23	—	—	83%
Total fixed maturities	202	191	11	—

	Unrealized Losses greater than 12 months
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. agency mortgage-backed	1	1	—	—	100%
Corporate and miscellaneous	3	3	—	—	0%
Residential mortgage-backed	6	6	—	—	67%
Commercial mortgage-backed	10	9	1	—	80%
Asset-backed	13	13	—	—	92%
Total fixed maturities	33	32	1	—

Note 3 – Policy Liabilities

Future Policy Benefits

Future policy benefits represent the reserve for direct and assumed traditional life insurance policies and annuities in payout status.

The annuities in payout status are certain structured settlement contracts. The policy liability for structured settlement contracts of $19,382 and $21,489 at March 31, 2021 and December 31, 2020, respectively, is computed as the present value of contractually specified future benefits. The amount included in the policy liability for structured settlements that are life contingent at March 31, 2021 and December 31, 2020, is $15,207 and $17,084, respectively.

To the extent that unrealized gains on fixed maturities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded. A liability of $6,142 and $8,010 is included as part of the liability for structured settlements with respect to this deficiency at March 31, 2021 and December 31, 2020, respectively. The offset to this liability is recorded as a reduction of the unrealized capital gains included in AOCI.

Participating life insurance in force was 10.7% and 11.6% of the face value of total life insurance at March 31, 2021 and December 31, 2020, respectively.

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

Reinsurance recoverable are as follows:

	March 31,	December 31,
	2021	2020
Ceded future policy benefits	$132,623	$128,456
Claims and other amounts recoverables	36,222	29,559
Ending balance	$168,845	$158,015

The reconciliation of direct premiums to net premiums is as follows:

	Three Months Ended March 31,
	2021	2020
Direct premiums	$41,529	$28,100
Assumed premiums	8,777	8,370
Ceded premiums	(25,009)	(6,414)
Net insurance premiums	$25,297	$30,056

Net policy charges on universal life products were $45 and $43 for the three months ended March 31, 2021 and 2020, respectively, and are included in other income.

At March 31, 2021 and December 31, 2020, reserves related to fixed‑rate annuity deposits assumed from a former affiliate company amounted to approximately $73,817 and $74,918, respectively, and are included with policyholder account balances in the Interim Condensed Consolidated Balance Sheets.

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

The assets and liabilities within the Closed Block are included in the Company’s consolidated financial statements on the same basis as other accounts of the Company. The maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at March 31, 2021 and December 31, 2020 is $10,238 and $10,170 of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience, respectively.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block, which is referred to as the actuarial calculation. The actuarial calculation projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the actuarial calculation as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block. The review of Closed Block experience also includes consideration of whether a policy dividend obligation should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. At March 31, 2021 and December 31, 2020, the Company recognized a policyholder dividend obligation of $12,355 and $13,282, respectively, resulting from the excess of actual cumulative earnings over the expected cumulative earnings and from accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block.

The impacts on the Company’s comprehensive (loss) income from recognizing policyholder dividend obligations are as follows:

	March 31,	December 31,
	2021	2020
Actual cumulative (loss) income earnings over expected cumulative earnings	$(9,811)	$(9,284)
Income tax (benefit) expense	(2,060)	(1,950)
Net (loss) income impact	(7,751)	(7,334)
Accumulated net unrealized investment (losses) gains	(2,544)	(3,998)
Income tax (benefit) expense	(534)	(839)
Other comprehensive (loss) income impact	(2,010)	(3,159)
Comprehensive (loss) income impact	$(9,761)	$(10,493)

Information regarding the Closed Block liabilities (assets) designated to the Closed Block is as follows:

	March 31,	December 31,
Closed Block Liabilities	2021	2020
Future policy benefits and claims	$36,568	$38,110
Policyholder account balances	7,146	7,272
Other policyholder liabilities	3,712	6,360
Policyholder dividend obligations	12,355	13,282
Other liabilities (assets)	1,812	(619)
Total Closed Block liabilities	61,593	64,405
Assets Designated to the Closed Block
Investments:
Fixed maturities - available-for-sale (amortized cost $38,063 and $37,364, respectively)	42,022	43,738
Policyholder loans	1,199	1,245
Total investments	43,221	44,983
Cash and cash equivalents	—	2,614
Premiums due and uncollected	1,434	1,029
Accrued investment income	404	427
Reinsurance recoverables	22,454	22,689
Deferred income tax assets, net	3,415	3,130
Total assets designated to the Closed Block	70,928	74,872
Excess of Closed Block assets over liabilities	9,335	10,467
Amounts included in accumulated other comprehensive income:
Unrealized investment gains (losses), net of income tax	3,129	5,035
Allocated to policyholder dividend obligations, net of income tax	(2,010)	(3,159)
Total amounts included in accumulated other comprehensive income	1,119	1,876
Maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities (includes excess assets of $10,238 and $10,170, respectively)	$(8,216)	$(8,591)

	March 31,	December 31,
Policyholder Dividend Obligations	2021	2020
Beginning balance	$13,282	$11,453
Impact from earnings allocable to policyholder dividend obligations	527	235
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligations	(1,454)	1,594
Ending balance	$12,355	$13,282

Information regarding the Closed Block revenues and expenses is as follows:

	Three Months Ended March 31,
	2021	2020
Revenues
Net insurance premiums	$900	$5,261
Net investment income	351	377
Total revenues	1,251	5,638
Benefits and expenses
Life and annuity benefits - including policyholder dividends of $400, $392, respectively	1,924	4,446
Interest credited to policyholder account balances	42	46
Operating costs and expenses	(241)	3,576
Total expenses	1,725	8,068
Revenues, net of expenses before provision for income tax expense	(474)	(2,430)
Income tax expense (benefit)	(99)	(510)
Revenues, net of expenses and provision for income tax expense (benefit)	$(375)	$(1,920)

The Company charges the Closed Block with federal income taxes and state and local premium taxes, policy maintenance costs and investment management expenses relating to the Closed Block as provided in the Closed Block Memorandum.

The following table presents the amortized cost and fair value of the Closed Block fixed maturities portfolio by contractual maturity at March 31, 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
Due in one year or less	$—	$—
Due after one year through five years	9,726	10,455
Due after five years through ten years	3,756	4,704
Due after ten years	21,675	23,966
Securities not due at a single maturity date — primarily mortgage and asset- backed	2,906	2,897
Total fixed maturities	$38,063	$42,022

Note 6 – Commitments and Contingencies

Litigation

The Company is subject to legal and regulatory actions in the course of our business. Management does not believe such litigation will have a material impact on the Company’s interim condensed consolidated financial statements. The Company establishes accruals for litigation and regulatory matters when it is probable that a loss has been incurred and the amount of that loss can be reasonably estimated. For litigation and regulatory matters where a loss may be reasonably possible but not probable or, is probable but not reasonably able to be estimated, no accrual is established, but the matter, if material, is disclosed.  The Company is not aware of any material legal or regulatory matters threatened or pending against the Company.

Federal Home Loan Bank of Chicago

The Company is a member of the Federal Home Loan Bank of Chicago (FHLBC). As a member, the Company is able to borrow on a collateralized basis from the FHLBC which can be used as an alternative source of liquidity. The FHLBC membership requires the Company to own member stock. At March 31, 2021 and December 31, 2020, the Company held $115 of FHLBC common stock which allows the Company to borrow up to $2,558. Interest on borrowed funds is charged at variable rates established from time to time by the FHLBC and depending on the borrowing option selected at the time of the borrowing. No amounts have been borrowed from the FHLBC as of March 31, 2021 and December 31, 2020.

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

Fair values for the Company’s fixed maturity and equity securities are determined by management, utilizing prices obtained from third-party pricing services. Management reviews on an ongoing basis the reasonableness of the methodologies used by the pricing services to ensure prices received represent a reasonable estimate of fair value and to confirm representations regarding whether inputs are observable or unobservable. The main procedure the Company employs in fulfillment of this objective includes back-testing transactions, where past fair value estimates are compared to actual transactions executed in the market on similar dates.

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

Recurring and Non-Recurring Fair Value Measurements

The Company’s assets that are carried at fair value on a recurring and non-recurring basis, by fair value hierarchy level, are as follows:

March 31, 2021	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$13,323	$—	$13,323
U.S. agency mortgage-backed	—	20,311	—	20,311
State and political subdivisions	—	60,877	510	61,387
Corporate and miscellaneous	2,728	150,821	12,950	166,499
Foreign government	—	160	—	160
Residential mortgage-backed	—	5,892	—	5,892
Commercial mortgage-backed	—	24,839	—	24,839
Asset-backed	—	59,943	2,363	62,306
Total fixed maturities	2,728	336,166	15,823	354,717
Equity securities	4,627	19	—	4,646
Total recurring assets	$7,355	$336,185	$15,823	$359,363

December 31, 2020	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$14,272	$—	$14,272
U.S. agency mortgage-backed	—	22,476	—	22,476
State and political subdivisions	—	60,908	521	61,429
Corporate and miscellaneous	2,685	157,935	8,433	169,053
Foreign government	—	176	—	176
Residential mortgage-backed	—	6,421	—	6,421
Commercial mortgage-backed	—	20,017	—	20,017
Asset-backed	—	68,706	1,301	70,007
Total fixed maturities	2,685	350,911	10,255	363,851
Equity securities	3,833	15	—	3,848
Total recurring assets	$6,518	$350,926	$10,255	$367,699

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

Level 3 fair value classification consists of investments in structured securities where the fair value of the security is determined by a pricing service using internal pricing models where one or more of the significant inputs is unobservable in the marketplace, or there is a single broker/dealer quote. The fair value of a broker-quoted asset is based solely on the receipt of an updated quote from a single market maker or a broker-dealer recognized as a market participant. Other Level 3 fair value classifications include securities where the fair value is determined by using the net asset value (NAV).  The NAV of a security is calculated by taking the entity’s assets minus the total value of its liabilities to determine the fair value.  At March 31, 2021, the Company held 4 securities priced utilizing internal pricing 4 securities utilizing a single broker quote and 2 securities utilizing their net asset value (NAV) that was within Level 3.  The fair value of Level 3 liabilities is estimated on the discounted cash flows of contractual payments.

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

		Total gains (losses) included in:
	Balance at January 1, 2021	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at March 31, 2021
Financial Assets
Fixed maturities
State and political subdivision	$521	$—	$(10)	$—	$—	$—	$—	$511
Corporate and miscellaneous	8,433	(74)	—	7,104	—	(1)	(2,513)	12,949
Asset-backed	1,301	—	31	578	—	(47)	500	2,363
Total assets	$10,255	$(74)	$21	$7,682	$—	$(48)	$(2,013)	$15,823

		Total gains (losses) included in:
	Balance at January 1, 2020	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2020
Financial Assets
Fixed maturities
State and political subdivisions	$—	$—	$21	$500	$—	$—	$—	$521
Corporate and miscellaneous	—	42	120	8,271	—	—	—	8,433
Asset-backed	1,215	—	(34)	292	—	(172)	—	1,301
Total assets	$1,215	$42	$107	$9,063	$—	$(172)	$—	$10,255

In 2021, there were 3 transfers from Level 3 to Level 2 and 1 transfer from Level 2 to Level 3.  There were no transfers between levels in 2020.

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

		Estimated Fair Value
March 31, 2021	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$50,018	$—	$—	$46,173	$46,173
Policyholder loans	6,288	—	—	8,172	8,172
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$22,501	$—	$—	$19,215	$19,215
Long/short-term debt	28,724	—	—	34,329	34,329
Policyholder account balances	82,643	—	—	87,814	87,814

		Estimated Fair Value
December 31, 2020	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$50,427	$—	$—	$46,816	$46,816
Policyholder loans	6,414	—	—	8,335	8,335
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$24,495	$—	$—	$20,454	$20,454
Long/short-term debt	30,478	—	—	37,033	37,033
Policyholder account balances	83,869	—	—	92,190	92,190

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.

Mortgage Loans — Fair value was based on the discounted value of future cash flows for all first mortgage loans adjusted for specific loan risk. The discount rate was based on the rate that would be offered for similar loans at the reporting date. Fair value excludes $2,949 and $2,675 of second and mezzanine mortgages carried at cost for which fair value is not measurable at March 31, 2021 and December 31, 2020, respectively.

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

Note 8 – Long and Short-Term Debt

The Company originally entered into a financing arrangement with an external party in January 2018, from which the Company receives an advanced commission-based payment for certain Insurance Segment term policies sold through the Agency Segment, in exchange for a level commission that is paid by the Company over the period the policy remains in-force. The Company’s arrangement with the external party allows the Company to finance up to $30 million of commission. At March 31, 2021 and December 31, 2020, the Company had a net advance of $25,373 and $27,533, respectively, under this arrangement. At March 31, 2021, the Company expects to pay back the aggregate amounts as presented in the following table.

Due in one year or less	$4,575
Due after one year through two years	3,749
Due after two years through three years	3,471
Due after three years through four years	3,268
Due after four years through five years	3,109
Due after five years	23,960
Less discount	(13,408)
Total long/short-term debt	$28,724

Note 9 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of taxes are as follows:

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at January 1, 2021	$362	$16,239	$16,601

Other comprehensive income (loss)	—	(10,742)	(10,742)
Income tax (expense) benefit	—	2,256	2,256
Other comprehensive income (loss), net of tax	—	(8,486)	(8,486)
Balance at March 31, 2021	$362	$7,753	$8,115

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at January 1, 2020	$362	$8,395	$8,757

Other comprehensive income (loss)	—	(9,177)	(9,177)
Income tax (expense) benefit	—	1,924	1,924
Other comprehensive income (loss), net of tax	—	(7,253)	(7,253)
Balance at March 31, 2020	$362	$1,142	$1,504

Note 10 – Business Segments

The Company’s current operations are organized into three reportable segments: Insurance, Agency, and Corporate & Other.

          In the first quarter of 2021 and in connection with now selling the majority of our insurance products through the AmeriLife agency arrangement, the Company has removed Eliminations as a separate component of our segment presentation to better align with the decline in intersegment earned commissions.

Intersegment earned commissions and deferral of agents selling costs for a successful policy sale previously reported as Eliminations are now reported as part of the Corporate & Other segment, and amortization of deferred policy acquisition costs and commission related to policy acquisition costs previously reported as Eliminations are now reported as part of the Insurance segment.

These changes were made to better reflect the manner in which the Company is currently organized for purposes of making operating decisions and assessing performance. There was no change to the Agency segment. Segment data for prior reporting periods has been adjusted to reflect the new segment reporting.

The reclassification of historical segment information has no effect on the Company's previously reported consolidated results of operations, financial condition, or cash flows.

The Insurance Segment is composed of three broad lines consisting of Traditional Life, Closed Block, and Assumed Life and Annuities. Traditional Life and the Closed Block are distinct operations; the Assumed life and annuities business and the small amount of structured settlements are all blocks in runoff from a prior management arrangement.

The Agency Segment includes the insurance distribution operations of the Company and includes commission revenue from the sale of Fidelity Life products.

The Corporate & Other Segment includes expenses that will benefit the overall organization, which are not allocated to a segment. This segment recognizes net investment income on cash and invested assets held mainly as a result of the IPO and interest expense related to our commission financing agreement.

All intercompany accounts and transactions have been eliminated in consolidation, including any profit or loss from the sale of Insurance Segment products through the Agency Segment.

The segment results are as follows:

	Three Months Ended March 31, 2021				Three Months Ended March 31, 2020
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Net insurance premiums	$25,297	$—	$—	$25,297	$30,056	$—	$—	$30,056
Net investment income	3,208	—	46	3,254	3,479	—	93	3,572
Net realized investment gains (losses)	1,122	—	395	1,517	(3,057)	—	—	(3,057)
Other-than-temporary-impairments	(2)	—	—	(2)	(54)	—	—	(54)
Earned commissions from external customers	—	10,622	—	10,622	—	4,125	—	4,125
Intersegment earned commissions	—	1,252	(1,252)	—	—	6,466	(6,466)	—
Other income	75	1,474	—	1,549	83	1,588	—	1,671
Total revenues	29,700	13,348	(811)	42,237	30,507	12,179	(6,373)	36,313
Life, annuity, and health claim benefits	22,674	—	—	22,674	21,544	—	—	21,544
Operating costs and expenses	6,291	14,032	3,007	23,330	10,741	12,981	(193)	23,529
Amortization of deferred policy acquisition costs	3,240	—	—	3,240	976	—	—	976
Total benefits and expenses	32,205	14,032	3,007	49,244	33,261	12,981	(193)	46,049
(Loss) income before income tax	$(2,505)	$(684)	$(3,818)	$(7,007)	$(2,754)	$(802)	$(6,180)	$(9,736)

	March 31, 2021				December 31, 2020
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Investments and cash	$408,525	$2,248	$18,654	$429,427	$436,757	$3,469	$20,829	$461,055
Commissions and agent balances	(2,599)	28,210	130	25,741	(12,231)	31,651	106	19,526
Deferred policy acquisition costs	87,656	—	—	87,656	87,212	—	—	87,212
Intangible assets	—	1,635	—	1,635	—	1,635	—	1,635
Reinsurance recoverables	168,845	—	—	168,845	158,015	—	—	158,015
Deferred income tax (liabilities) assets, net	(3,998)	—	18,120	14,122	(7,351)	—	18,277	10,926
Other	24,130	4,326	3,457	31,913	23,845	2,909	3,641	30,395
Total assets	$682,559	$36,419	$40,361	$759,339	$686,247	$39,664	$42,853	$768,764

The Company’s investment in equity method investees and the related equity income is attributable to the Corporate & Other Segment.

All the Company’s significant revenues and long-lived assets are located in the United States, which is the Company’s country of domicile.

Note 11 –Subsequent Events

Management has evaluated subsequent events up to and including May 17, 2021, the date these Interim Condensed Consolidated Financial Statements were issued and determined there were no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2021 and 2020

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

•	the effect of legislative, judicial, economic, demographic, and regulatory events in the jurisdictions where we do business;
•	the effect of challenges to our patents and other intellectual property;
•	costs, availability, and collectability of reinsurance;
•	the potential impact on our reported net income that could result from the adoption of future accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies;
•	the inability to maintain or grow our strategic partnerships or our inability to realize the expected benefits from our relationship with the Standby Purchaser;
•	the inability to manage future growth and integration of our operations; and
•	changes in industry trends and financial strength ratings assigned by nationally recognized statistical rating organizations.

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

We conduct our business through our two operating subsidiaries, Fidelity Life, an Illinois-domiciled life insurance company, and Efinancial, a call center-based insurance agency. Efinancial sells Fidelity Life products through its own call center distribution platform, independent agents and other marketing organizations. Efinancial, in addition to offering Fidelity Life products, sells insurance products of unaffiliated carriers. We report our operating results in three segments: Agency, Insurance and Corporate & Other.

COVID-19

The Company continues to monitor the effects of the changing economic environment on our fixed maturities portfolio and currently have a number of securities on our watch list, which are mainly concentrated in the oil and gas and airline sectors. Our assessment through March 31, 2021 has resulted in no additional material OTTI due to COVID-19 and the recent market events.

In the three months ended March 31, 2021, the Company had an estimated $1.4 million in net incurred policyholder claims that included COVID-19 as a contributing cause of death.

National Service Group of AmeriLife, LLC

In the second quarter 2020, Fidelity Life entered into a General Agent’s agreement with an unaffiliated third party, National Service Group of AmeriLife, LLC (“AmeriLife”). This agreement provides Fidelity Life access to AmeriLife distribution channels, its commission systems and assists in streamlining administrative processes related to commissions. This agreement also allows Efinancial to operate as a sub agent to AmeriLife. On May 15, 2020, the Company began selling products using this new distribution arrangement. Due to the large amount of the Company’s insurance policies now being sold through AmeriLife, dissolution of this agency arrangement could have a material impact on the Company’s financial statements.

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

NonCore Life - Our NonCore Life business consists of: products that are currently being marketed but are not deemed to be of high strategic importance to the Company; inforce policies from product lines introduced since Fidelity Life resumed independent operations in 2005 but were subsequently discontinued; and an older annuity block of business that was not included in the Closed Block.

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

Insurance Segment revenues consist of net insurance premiums, net investment income, and net realized gains (losses) on investments. We recognize premium revenue from our policyholders. We purchase reinsurance coverage to help manage the risk on our insurance policies by paying, or ceding, a portion of the policyholder premiums to the reinsurance company. Our net insurance premiums reflect amounts collected from policyholders, plus premiums assumed under reinsurance agreements less premiums ceded to reinsurance companies. Net investment income represents primarily interest income earned on fixed maturity investments. We also realize gains and losses on sales of investment securities.

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

Corporate & Other Segment

The results of this segment consist of net investment income and net realized investment gains (losses) earned on invested assets. We also include certain corporate expenses that are not allocated to our other segments, including expenses of the Company, board expenses, allocation of executive management time spent on corporate matters, and financial reporting and auditing costs related to our consolidation and internal controls. Our Corporate & Other Segment recognizes income (loss) to the extent that net investment income and net realized investment gains (losses) exceed (are less than) corporate expenses. This segment also includes certain items previously reported in the elimination segment, see “Note 10 – Business Segments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Critical Accounting Policies

Our critical accounting policies are described in “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” to our Consolidated Financial Statements as of and for the year ended December 31, 2020 included in the Form 10-K. The preparation of the Interim Condensed Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. We regularly evaluate our estimates and judgments based on historical experience, market indicators and other relevant factors and circumstances. Actual results may differ from these estimates under different assumptions or conditions and may affect our financial position and results of operations. Accordingly, these Interim Condensed Consolidated Financial Statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2020, and notes thereto, included in the Form 10-K.

Results of Operations

The major components of operating revenues, benefits and expenses and net (loss) income were as follows:

Vericity, Inc. Consolidated Results of Operations

(dollars in thousands)

	Three Months Ended March 31,
Revenues	2021	2020
Net insurance premiums	$25,297	$30,056
Net investment income	3,254	3,572
Net realized investment gains (losses)	1,517	(3,057)
Other-than-temporary-impairments	(2)	(54)
Earned commissions	10,622	4,125
Insurance lead sales	1,474	1,588
Other income	75	83
Total revenues	42,237	36,313
Benefits and expenses
Life, annuity, and health claim benefits	21,952	20,761
Interest credited to policyholder account balances	722	783
Operating costs and expenses	23,330	23,529
Amortization of deferred policy acquisition costs	3,240	976
Total benefits and expenses	49,244	46,049
(Loss) income before income taxes	(7,007)	(9,736)
Income tax (benefit) expense	(941)	(1,158)
Net (loss) income	$(6,066)	$(8,578)

Three Months Ended March 31, 2021 Compared to the Three Months March 31, 2020

Total Revenues

For the three months ended March 31, 2021, total revenues were $42.2 million compared to $36.3 million for the three months ended March 31, 2020. This increase of $5.9 million resulted from an increase in earned commissions and net realized investment gains, partially offset by lower net insurance premiums, lead sales and net investment income.

Benefits and Expenses

For the three months ended March 31, 2021, total benefits and expenses were $49.2 million compared to $46.0 million for the three months ended March 31, 2020. This increase of $3.2 million was primarily due to higher claim benefits and amortization of deferred policy acquisition costs, partially offset by lower operating costs and expenses.

(Loss) Income Before Income Taxes

For the three months ended March 31, 2021, net loss before taxes was $7.0 million compared to net loss before taxes of $9.7 million for the three months ended March 31, 2020. The lower net loss of $2.7 million was primarily due to an increase in net realized gains and earned commissions, partially offset by lower net insurance premiums, higher amortization of deferred policy acquisition costs and higher claim benefits.

Analysis of Segment Results

Reconciliation of Segment Results to Consolidated Results

The following analysis reconciles the reported segment results to the Company’s total consolidated results.

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
(Loss) income before income tax by segment
Agency	$(684)	$(802)
Insurance	(2,505)	(2,754)
Corporate & Other	(3,818)	(6,180)
(Loss) income before income taxes	(7,007)	(9,736)
Income tax (benefit) expense	(941)	(1,158)
Net (loss) income	$(6,066)	$(8,578)

Agency Segment

The results of our Agency Segment were as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Revenues
Earned commissions	$11,874	$10,591
Insurance lead sales	1,474	1,588
Total revenues	13,348	12,179
Expenses
Operating costs and expenses	14,032	12,981
Total expenses	14,032	12,981
(Loss) income before income taxes	$(684)	$(802)

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Earned Commissions

For the three months ended March 31, 2021, earned commissions were $11.9 million compared to $10.6 million for the three months ended March 31, 2020. This increase of $1.3 million resulted from increased sales in the retail channel, which was primarily driven by increased marketing efforts and efficiency, partially offset by lower sales in the wholesale channel.

Insurance Lead Sales

For the three months ended March 31, 2021, insurance lead sales were $1.5 million compared to $1.6 million for the three months ended March 31, 2020. This decrease of $0.1 million was primarily due to lower external transfer revenue.

Operating Costs and Expenses

For the three months ended March 31, 2021, operating costs and expenses were $14.0 million compared to $13.0 million for the three months ended March 31, 2020. This increase of $1.0 million was primarily due to increased variable costs of $0.6 million and other operating costs of $0.4 million.

(Loss) Income Before Income Taxes

For the three months ended March 31, 2021, the Agency Segment net loss was $0.7 million compared to net loss of $0.8 million for the three months ended March 30,2021. This decrease in net loss of $0.1 million was the result of increased earned commissions offset by increased operating costs and expenses.

Insurance Segment

The results of our Insurance Segment were as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Revenues
Net insurance premiums	$25,297	$30,056
Net investment income	3,208	3,479
Net realized investment gains (losses)	1,122	(3,057)
Other-than-temporary-impairments	(2)	(54)
Other income	75	83
Total revenues	29,700	30,507
Benefits and expenses
Life, annuity, and health claim benefits	21,952	20,761
Interest credited to policyholder account balances	722	783
Operating costs and expenses	6,291	10,741
Amortization of deferred policy acquisition costs	3,240	976
Total benefits and expenses	32,205	33,261
(Loss) income before income taxes	$(2,505)	$(2,754)

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Net Insurance Premiums

For the three months ended March 31, 2021, net insurance premiums were $25.3 million compared to $30.1 million for the three months ended March 31, 2020. This $4.8 million decrease in net insurance premiums was primarily due to a decrease in the Closed Block of $4.4 million and increased reinsurance on Traditional life of $0.3 million. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Net Investment Income

For the three months ended March 31, 2021, net investment income decreased to $3.2 million compared to $3.5 million for the three months ended March 31, 2020. The $0.3 million decrease was mainly due to lower book yields in the fixed maturity portfolio, resulting from a sustained low interest rate environment and short-term investments. For more information on net investment income, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Net Realized Investment Gains

For the three months ended March 31, 2021, net realized investment gains increased to $1.1 million compared to a loss of $3.1 million for the three months ended March 31, 2020. The $4.2 million increase was mainly due to fair market value changes in equity securities and sales of fixed maturities. For more information on net realized investment gains, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Life, Annuity and Health Claim Benefits

For the three months ended March 31, 2021, life, annuity and health claim benefits were $22.0 million compared with $20.7 million for the three months ended March 31, 2020. The $1.2 million increase was primarily due to an increase in Core life and Non-Core life net claim benefits of $5.4 million partially offset by a decrease in future policy benefit reserves of $1.8 million. The increase in Core life and Non-Core life was partially offset by a decrease of $2.6 million in Closed Block. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Operating Costs and Expenses

For the three months ended March 31, 2021, operating costs and expenses decreased to $6.3 million compared to $10.7 million for the three months ended March 31, 2020. The $4.4 million decrease was primarily attributable to $5.1 million reduction of reinsurance allowances primarily related to the Closed Block partially offset by increases in underwriting and depreciation expenses of $0.7 million. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Amortization of Deferred Policy Acquisition Costs

          For the three months ended March 31, 2021, amortization of deferred policy acquisition costs was $3.2 million compared to $1.0 million for the three months ended March 31,2020. The increase of $2.2 million relates to the Closed Block. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

(Loss) Income Before Income Taxes

For the three months ended March 31, 2021, net loss was $2.5 million compared to net loss of $2.8 million for the three months ended March 31, 2020. The $0.3 million increase was primarily due to a $4.2 million increase in realized gains and a $4.2 million decrease in operating costs and expenses, partially offset by a $4.8 million decrease in insurance premiums, a $1.2 million increase in claim benefits, and a $2.4 million increase in deferred policy acquisition costs.

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

The maximum future earnings to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at March 31, 2021 and December 31, 2020, are $10.2 million and $10.2 million, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

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

Corporate & Other Segment

The results of the Corporate & Other Segment were as follows:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Revenues
Net investment income	$46	$93
Net realized investment gains	395	—
Earned commissions	(1,252)	(6,466)
Total revenues	(811)	(6,373)
Expenses
Operating costs and expenses	3,007	(193)
Total expenses	3,007	(193)
(Loss) income before income taxes	$(3,818)	$(6,180)

Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020

Net Realized Investment Gains

For the three months ended March 31, 2021, net realized investment gains were $0.4 million compared to $0.0 million for the three months ended March 31, 2020. This change is a result of gains from other invested assets related to the corporate portfolio.

Earned Commissions

For the three months ended March 31, 2021, earned commissions were ($1.3) million compared to ($6.5) million for the three months ended March 31, 2020. This increase is attributable to the elimination of lower intersegment earned commissions resulting from lower intersegment sales.

Operating Expenses

For the three months ended March 31, 2021, operating expenses were $3.0 million compared to ($0.2) million for the three months ended March 31, 2020. The increase of $3.2 million is primarily related to $2.9 million lower deferral of internal agent selling expenses related to lower intersegment sales and $0.3 million of other corporate costs.

(Loss) Income Before Income Taxes

For the three months ended March 31, 2021, net loss decreased from $6.2 million to $3.8 million. The reduced loss is primarily a result of lower intersegment sales.

Investments

Investment Returns

We invest available cash and funds that support our regulatory capital, surplus requirements and policy reserves in investment securities that are included in the Insurance and Corporate & Other Segments. We earn income on these investments in the form of interest on fixed maturities (bonds and mortgage loans) and dividends (equity holdings). Net investment income is recorded as revenue, net of investment related expenses. The amount of net investment income that we recognize will vary depending on the amount of invested assets that we own, the types of investments, the interest rates earned, and amount of dividends received on our investments.

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

The following table shows the distribution of the fixed maturities classified as available-for-sale by quality rating using the rating assigned by Standard & Poor’s (S&P), a nationally recognized statistical rating organization. For securities where the S&P rating is not available (not rated), the NAIC rating is used. Over the periods presented, we have maintained a consistent weighted average bond quality rating of “A.” The percentage allocation of total investment grade securities was 97.6% and 97.9% at March 31, 2021 and December 31, 2020, respectively.

	Estimated Fair Value
	March 31, 2021		December 31, 2020
	(dollars in thousands)
S&P Rating
AAA	$84,638	23.9%	$91,153	25.2%
AA	74,110	20.9%	75,167	20.7%
A	84,546	23.8%	95,263	26.2%
BBB	70,355	19.8%	72,945	20.0%
Not rated	32,684	9.2%	21,261	5.8%
Total investment grade	346,333	97.6%	355,789	97.9%
BB	4,891	1.4%	4,814	1.3%
B	3,087	0.9%	2,627	0.7%
CCC	402	0.1%	418	0.1%
D	4	0.0%	5	0.0%
Not Rated	—	0.0%	198	0.0%
Total below investment grade	8,384	2.4%	8,062	2.1%
Total	$354,717	100.0%	$363,851	100.0%

The following table sets forth the maturity profile of our fixed maturities at March 31, 2021 from December 31, 2020. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	March 31, 2021				December 31, 2020
(dollars in thousands)	Amortized Cost	%	Estimated Fair Value	%	Amortized Cost	%	Estimated Fair Value	%
Due in one year or less	$2,623	0.8%	$2,649	0.7%	$9,296	2.8%	$9,371	2.6%
Due after one year through five years	41,269	12.4%	44,530	12.6%	42,301	12.9%	46,085	12.7%
Due after five years through ten years	52,401	15.7%	56,178	15.8%	41,115	12.5%	45,997	12.6%
Due after ten years	126,391	37.9%	138,010	38.9%	119,693	36.5%	143,477	39.4%
Securities not due at a single maturity date-primarily mortgage and asset-backed securities	110,510	33.2%	113,350	31.9%	115,858	35.3%	118,921	32.7%
Total fixed maturities	$333,194	100.0%	$354,717	100.0%	$328,263	100.0%	$363,851	100.0%

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

Net Investment Income

One key measure of our net investment income is the book yield on our holdings of fixed maturities classified as available-for-sale. Fair value of these securities totaled $354.7 million and $363.9 million as of March 31, 2021 and December 31, 2020, respectively. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying investments for the period. For the three months ended March 31, 2021 and 2020, our book yield on fixed maturities available-for-sale was 3.5% and 3.9%, respectively. See “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Interest Credited to Policyholder Account Balances

Included with the future policy benefits is the liability for contract holder deposits on deferred annuity contracts assumed through two reinsurance agreements effective in 1991 and 1992 and certain other policy funds left on deposit with the Company. The aggregate liability for deposits is as follows:

	March 31, 2021	December 31, 2020	March 31, 2021	March 31, 2020
	Ending Balance	Ending Balance	Year to Date Interest Credited	Year to Date Interest Credited
	(dollars in thousands)
Annuity contract holder deposits—assumed	$73,817	$74,918	$670	$726
Dividends left on deposit	7,146	7,271	42	47
Other	1,680	1,680	10	10
Total	$82,643	$83,869	$722	$783

The liability for deferred annuity deposits represents the contract holder account balances. Due to the declines in market interest rates and the book yield on our investment portfolio, we credit interest on all contract holder deposit liabilities at contractual rates that are currently at the minimum rate allowed by the contract or by state regulations.

Our Insurance Segment realizes operating profit from the excess of our book yield realized on fixed maturities that support our contract holder deposits over the amount of interest that we credit to the contract holder. We refer to this operating profit as the “spread” we earn on contract holder deposits. If book yields decline further, the amount of spread between the interest earned and credited will be reduced.

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

Unrealized Holding Gains (Losses)

The Company records capital appreciation/depreciation on the available-for-sale fixed maturities. At March 31, 2021 and 2020, accumulated other comprehensive income, from mark-to-market adjustments of our available-for-sale fixed income securities, net of federal income taxes and reserves was ($8.5) million and ($7.3) million, respectively. See “Note 9 – Accumulated other comprehensive income (loss)” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Financial Position

At March 31, 2021, we had total assets of $759.3 million compared to total assets at December 31, 2020 of $768.8 million, a decrease of $9.5 million. Cash decrease of $23.3 million is attributable to cash used in operating, investing and financing activities. See Cash Flows section for further discussion on changes in cash. The invested asset base decreased $8.3 million, mainly due to $14.1 million in net unrealized gains, partially offset by net purchases. The above decreases were partially offset primarily by the following drivers: Reinsurance recoverables increased $10.8 million as a result of a $6.3 million increase in ceded policy and claim reserves and an increase of $4.5 million related to timing of settlements of reinsured claims. Commission and agent balances increased $6.2 million due to the timing of collections. Deferred income taxes increased $3.2 million, primarily due to a deferred tax credit as a result of net loss and tax on unrealized investment market losses. Other assets increased $1.5 million, primarily due to increases internally developed software. Deferred policy acquisition costs increased $0.4 million primarily due to deferrals on new business in excess of amortization.

At March 31, 2021, we had total liabilities of $578.7 million compared to total liabilities of $573.5 million at December 31, 2020, an increase of $5.2 million. Future policy benefits and claims increased $6.6 million, primarily due to a $10.3 million increase in Core Life and Non-Core Life lines resulting from growth and maturity of the underlying blocks of business, partially offset by decreases in Annuities and assumed life of $2.0 million and Closed Block of $1.5 million. Other policyholder liabilities increased $3.5 million due to increased claims incurred during the quarter. The increases were partially offset by a decrease in Debt of $1.8 million related to net payments under our commission financing agreement with Hannover Life and a $1.2 million decrease in Policyholder account balances, largely due to annuity payments. Other liabilities decreased $0.8 million, primarily related to timing of investment trades and higher operating expense accruals. Policyholder dividend obligations related to the Closed Block decreased $0.9 million, primarily due to changes in the market value of invested assets. Reinsurance liabilities and payables decreased $0.2 million, primarily related to timing of ceded premium payments.

At March 31, 2021, total equity decreased to $180.7 million from $195.2 million at December 31, 2020. This decrease in equity of $14.5 million was attributable to a decrease in Retained earnings of $6.0 million due to net loss, and other comprehensive income of $8.5 million.

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

Under our commission financing arrangement with Hannover Life, Fidelity Life is able to pay level annual commissions instead of first year only commissions to Efinancial for sales of RAPIDecision® Life policies and Hannover Life advances to Efinancial amounts approximately equal to first year only commissions for sales of those policies. This arrangement reduces Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business while helping to provide liquidity for Efinancial through the receipt of larger first year only commissions. In the first quarter of 2021, the Company ceased new advances on this financing arrangement. As of March 31, 2021 and  December 31, 2020, we had net advances of $25.4 million and $27.5 million, respectively, under this arrangement.

We are a member of the Federal Home Loan Bank of Chicago (the “FHLBC”). As a member, we are able to borrow on a collateralized basis from the FHLBC. We own FHLBC common stock with a book value of $0.1 million, which allows us to borrow up to $2.6 million. Interest on borrowed funds is charged at variable rates established from time to time by the FHLBC based on the interest rate option selected at the time of the borrowing. There have been no borrowings from the FHLBC during 2021 and 2020.

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

Cash Flows

For the three months ended March 31, 2021, the Company had a net decrease in cash of $23.4 million compared to a net increase of $15.4 million for the three months ended March 31, 2020.

The decrease in cash flows from operating activities is primarily due to increased paid claims and timing related to reinsurance recoverables.

Cash flows from investing activities includes our fixed maturities and equity holdings that are classified as available-for-sale securities. Period to period, the cash flows associated with the changes in these portfolios will vary between cash sources and cash uses depending on portfolio trading due to investment market conditions. In the first quarter of 2021 cash of $5.7 million was used to acquire net of sales $4.1 million of invested assets and $1.6 million of capitalized software.

Cash flows from financing activities declined due to changes in the commission financing arrangement. Also included in financing cash are cash withdrawals by contract holders of annuities that were primarily written in the late 1980s.

The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020
	(dollars in thousands)
Consolidated Summary of Cash Flows
Net cash (used) provided by operating activities	$(13,552)	$(86)
Net cash (used) provided by investing activities	(5,747)	16,377
Net cash (used) provided by financing activities	(4,065)	(927)
Net increase (decrease) in cash and cash equivalents	$(23,364)	$15,364

Recent Accounting Pronouncements

All applicable adopted accounting pronouncements have been reflected in our Interim Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2021. See “Note 1 – Summary of Significant Accounting Policies” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Vericity, Inc.

Date: May 17, 2021	By:	/s/ Chris S. Kim
Chris S. Kim
Executive Vice President, Chief Financial Officer and Treasurer