Form 10-Q
period 2021-06-30
Vericity, Inc.
filed 2021-08-16
CIK 1575434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

The number of shares of Registrant’s Common Stock outstanding as of August 13, 2021 was 14,875,000.

Part 1. Financial Information

Item I. Financial Statements

Vericity, Inc.

Interim Condensed Consolidated Balance Sheets

(dollars in thousands)

	June 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities – available-for-sale – at fair value (amortized cost; $330,467 and $328,263)	$360,223	$363,851
Equity securities – at fair value (cost; $6,783 and $6,530)	5,496	3,848
Mortgage loans (net of valuation allowances of $136 and $141)	47,760	50,427
Policyholder loans	6,303	6,414
Other invested assets	1,162	273
Total investments	420,944	424,813
Cash, cash equivalents and restricted cash	19,862	36,242
Accrued investment income	2,586	2,633
Reinsurance recoverables (net of allowances of $131 and $131)	168,467	158,015
Deferred policy acquisition costs	89,999	87,212
Commissions and agent balances (net of allowances of $886 and $749)	29,367	19,526
Intangible assets	1,635	1,635
Deferred income tax assets, net	12,484	10,926
Other assets	29,603	27,762
Total assets	774,947	768,764
Liabilities and Shareholders' Equity
Liabilities
Future policy benefits and claims	399,473	381,563
Policyholder account balances	82,197	83,869
Other policyholder liabilities	36,724	37,789
Policy dividend obligations	13,145	13,282
Reinsurance liabilities and payables	6,950	6,696
Long-term debt	23,462	24,933
Short-term debt	4,186	5,545
Other liabilities	24,122	19,854
Total liabilities	590,259	573,531
Commitments and Contingencies (Note 6)
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	15
Additional paid-in capital	39,840	39,840
Retained earnings	131,547	138,777
Accumulated other comprehensive income (loss)	13,286	16,601
Total shareholders' equity	184,688	195,233
Total liabilities and shareholders' equity	$774,947	$768,764

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Operations

(dollars in thousands, except earnings per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Net insurance premiums	$25,433	$26,313	$50,730	$56,369
Net investment income	3,610	3,456	6,864	7,028
Net realized investment gains (losses)	1,297	1,307	2,813	(1,750)
Other-than-temporary-impairments (OTTI)	(1)	—	(3)	(54)
Earned commissions	11,808	4,403	22,430	8,528
Insurance lead sales	1,758	1,061	3,232	2,649
Other income	63	117	137	200
Total revenues	43,968	36,657	86,203	72,970
Benefits and expenses
Life, annuity, and health claim benefits	17,430	20,916	39,382	41,677
Interest credited to policyholder account balances	751	781	1,473	1,564
Operating costs and expenses	22,748	18,657	46,076	42,186
Amortization of deferred policy acquisition costs	3,938	3,791	7,178	4,767
Total benefits and expenses	44,867	44,145	94,109	90,194
(Loss) income before income tax	(899)	(7,488)	(7,906)	(17,224)
Income tax expense (benefit)	264	(716)	(676)	(1,874)
Net (loss) income	$(1,163)	$(6,772)	$(7,230)	$(15,350)

Earnings per share for the periods
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding, basic and diluted	14,875,000	14,875,000	14,875,000	14,875,000
Basic earnings per share	$(0.08)	$(0.46)	$(0.49)	$(1.03)
Diluted earnings per share	$(0.08)	$(0.46)	$(0.49)	$(1.03)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net (loss) income	$(1,163)	$(6,772)	$(7,230)	$(15,350)
Other comprehensive income (loss), net of tax:
Net unrealized gains (losses) on investments	5,171	10,231	(3,315)	2,978
Total other comprehensive income (loss)	5,171	10,231	(3,315)	2,978
Total comprehensive income (loss)	$4,008	$3,459	$(10,545)	$(12,372)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands)

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
Common stock
Balance – beginning of period	$15	$15
Balance – end of period	$15	$15

Additional paid-in capital
Balance – beginning of period	$39,840	$39,840
Balance – end of period	$39,840	$39,840

Retained earnings
Balance – beginning of period	$138,777	$163,805
Net (loss) income	(7,230)	(15,350)
Balance – end of period	$131,547	$148,455

Accumulated other comprehensive income (loss)
Balance – beginning of period	$16,601	$8,757
Other comprehensive (loss) income	(3,315)	2,978
Balance – end of period	$13,286	$11,735
Total shareholders' equity	$184,688	$200,045

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	Six Months Ended June 30,
	2021	2020
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(7,230)	$(15,350)
Adjustments to reconcile net (loss)income to net cash provided (used) by operating activities:
Depreciation and amortization and other non-cash items	1,603	1,263
Interest credited to policyholder account balances	1,473	1,564
Deferred income tax	(677)	(1,874)
Net realized investment gains (losses)	(2,813)	1,750
Other-than-temporary-impairments	3	54
Interest expense	784	638
Change in:
Equity securities	(245)	(390)
Accrued investment income	47	198
Reinsurance recoverables	(10,452)	(12,951)
Deferred policy acquisition costs	(2,786)	(3,742)
Commissions and agent balances	(9,841)	(3,483)
Other assets	(472)	8,388
Insurance liabilities	18,324	29,023
Other liabilities	4,523	348
Net cash (used) provided by operating activities	(7,759)	5,436
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturities	35,659	36,225
Short-term investments	—	29,800
Mortgage loans	3,181	1,187
Other invested assets	94	-
Purchases of:
Fixed maturities	(37,296)	(48,253)
Short-term investments	—	(250)
Mortgage loans	(465)	(1,541)
Other invested assets	(90)	(11)
Change in policyholder loans, net	111	(165)
Other, net	(3,145)	(3,179)
Net cash (used) provided by investing activities	(1,951)	13,813
Cash flows from financing activities
Debt issued	1,234	7,671
Debt repaid	(4,849)	(3,850)
Deposits to policyholder account balances	257	228
Withdrawals from policyholder account balances	(3,312)	(4,176)
Net cash (used) by financing activities	(6,670)	(127)
Net (decrease) increase in cash, cash equivalents and restricted cash	(16,380)	19,122
Cash, cash equivalents and restricted cash – beginning of period	36,242	37,842
Cash, cash equivalents and restricted cash – end of period	$19,862	$56,964
Supplemental cash flow information
Non-cash transactions:	—	—

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

The accompanying interim condensed consolidated financial statements present the accounts of the Company and subsidiaries for the six months ended June 30, 2021 and June 30, 2020 and at June 30, 2021 and December 31, 2020. These interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report in the Form 10-K for the year ended December 31, 2020. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Fixed Maturities

The amortized cost, gross unrealized gains, gross unrealized losses, fair value, and OTTI loss included in accumulated other comprehensive income (AOCI) of fixed maturities available-for-sale are as follows:

	June 30, 2021
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses
U.S. government and agencies	$9,857	$2,225	$—	$12,082	$—
U.S. agency mortgage-backed	17,543	1,160	(3)	18,700	—
State and political subdivisions	60,963	3,127	(173)	63,917	—
Corporate and miscellaneous	152,302	21,754	(250)	173,806	—
Foreign government	378	35	—	413	—
Residential mortgage-backed	6,070	301	(32)	6,339	(404)
Commercial mortgage-backed	18,512	1,199	(15)	19,696	—
Asset-backed	64,842	590	(162)	65,270	—
Total fixed maturities	$330,467	$30,391	$(635)	$360,223	$(404)

	December 31, 2020
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses
U.S. government and agencies	$11,386	$2,886	$—	$14,272	$—
U.S. agency mortgage-backed	21,015	1,461	—	22,476	—
State and political subdivisions	57,646	3,798	(15)	61,429	—
Corporate and miscellaneous	143,242	26,069	(258)	169,053	—
Foreign government	131	45	—	176	—
Residential mortgage-backed	6,060	388	(27)	6,421	(151)
Commercial mortgage-backed	18,567	1,503	(53)	20,017	—
Asset-backed	70,216	605	(814)	70,007	(260)
Total fixed maturities	$328,263	$36,755	$(1,167)	$363,851	$(411)

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

	June 30, 2021
	Amortized Cost	Fair Value
Due in one year or less	$2,748	$2,760
Due after one year through five years	38,376	41,629
Due after five years through ten years	53,694	58,221
Due after ten years	128,680	147,608
Securities not due at a single maturity date — primarily mortgage and asset-backed	106,969	110,005
Total fixed maturities	$330,467	$360,223

Fixed maturities with a carrying value of $3,568 and $3,852 were on deposit with governmental authorities, as required by law at June 30, 2021 and December 31, 2020, respectively.

The Company’s fixed maturities portfolio was primarily composed of investment grade securities, defined as a security having a rating of Aaa, Aa, A, or Baa from Moody’s, AAA, AA, A, or BBB from Standard & Poor’s, or National Association of Insurance Commissioners (NAIC) rating of NAIC 1 or NAIC 2. Investment grade securities comprised 97.3% and 97.9% of the Company’s total fixed maturities portfolio at June 30, 2021 and December 31, 2020, respectively.

At June 30, 2021 and December 31, 2020, the Company had commitments to make investments in available-for-sale securities in the amount of $10,000 and $3,027, respectively.

Mortgage Loans

The Company makes investments in commercial mortgage loans. The Company, along with other investors, owns a pro rata share of each loan. The Company participates in 34 such investment instruments with ownership shares ranging from 0.6% to 30.0% of the trust at June 30, 2021. The Company owns a share of 283 mortgage loans with an average loan balance of $169 and a maximum exposure related to any single loan of $555. Mortgage loan holdings are diversified by geography and property type as follows:

	June 30, 2021		December 31, 2020
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$15,706	32.8%	$16,252	32.1%
Office	12,195	25.5%	12,493	24.7%
Industrial	7,230	15.1%	8,095	16.0%
Mixed use	5,624	11.7%	6,014	11.9%
Apartments	2,942	6.1%	3,439	6.8%
Medical office	3,068	6.4%	3,119	6.2%
Other	1,131	2.4%	1,156	2.3%
Gross carrying value of mortgage loans	47,896	100.0%	50,568	100.0%
Valuation allowance	(136)		(141)
Net carrying value of mortgage loans	$47,760		$50,427

	June 30, 2021		December 31, 2020
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
U.S. Region:
West South Central	$11,581	24.2%	$11,780	23.3%
East North Central	11,907	24.9%	12,105	23.9%
South Atlantic	10,102	21.1%	10,908	21.6%
West North Central	3,575	7.5%	3,981	7.9%
Mountain	3,471	7.2%	4,404	8.7%
Middle Atlantic	2,784	5.8%	2,824	5.6%
East South Central	2,989	6.2%	3,060	6.1%
New England	87	0.2%	91	0.2%
Pacific	1,400	2.9%	1,415	2.8%
Gross carrying value of mortgage loans	47,896	100.0%	50,568	100.0%
Valuation allowance	(136)		(141)
Net carrying value of mortgage loans	$47,760		$50,427

During the six months ended June 30, 2021 and June 30, 2020, $465 and $1,541 of new mortgage loans were purchased, respectively, which did not include second lien mortgage loans. There were no taxes, assessments, or any amounts advanced that were not included in the mortgage loan balances at June 30, 2021 and December 31, 2020. At June 30, 2021 and December 31, 2020, the Company had 5 and 6 mortgage loans with a total carrying value of $1,356 and $1,408 that were in a restructured status, respectively. There were no impairments for mortgage loans at June 30, 2021 and December 31, 2020.

The changes in the valuation allowance for commercial mortgage loans were as follows:

	Six Months Ended June 30, 2021	Year Ended December 31, 2020
Beginning balance	$141	$53
Net (decrease) increase in valuation allowance	(5)	88
Ending balance	$136	$141

At June 30, 2021 and December 31, 2020, the Company had no mortgage loans that were on nonaccrual status.

At June 30, 2021 and December 31, 2020, the Company had commitments to make investments in mortgage loans in the amount of $3,339 and $1,299, respectively.

Net Investment Income

The sources of net investment income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest from:
Fixed maturities	$3,066	$2,994	$5,980	$5,962
Policyholder loans	35	86	127	172
Mortgage loans	796	624	1,422	1,264
Cash, cash equivalents and restricted cash	1	35	5	250
Dividends on equity securities	89	90	179	195
Gross investment income	3,987	3,829	7,713	7,843
Investment expenses	(377)	(373)	(849)	(815)
Net investment income	$3,610	$3,456	$6,864	$7,028

Investment expenses include investment management fees, some of which include incentives based on market performance, custodial fees and internal costs for investment-related activities.

Net Realized Investment Gains (Losses)

The sources of realized investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Investment gains (losses) from:
Fixed maturities	$228	$391	$488	$251
Equity securities	747	906	1,402	(2,009)
Other invested assets	281	—	889	—
Mortgage loans	48	11	53	20
Investment expenses	(7)	(1)	(19)	(12)
Total net realized investment gains (losses)	$1,297	$1,307	$2,813	$(1,750)

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

A rollforward of the cumulative credit losses on fixed maturities are as follows:

	June 30,	December 31,
	2021	2020
Beginning balance of credit losses on fixed maturities	$833	$869
Additional credit losses for which an OTTI was not previously recognized	3	68
Reduction of credit losses related to securities sold during period	—	(104)
Ending balance of credit losses on fixed maturities	$836	$833

Unrealized Losses for Fixed Maturities

The Company’s fair value and gross unrealized losses for fixed maturities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position are as follows:

	12 months or less		Longer than 12 months		Total
June 30, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. agency mortgage-backed	$134	$(3)	$12	$—	$146	$(3)
State and political subdivisions	13,762	(173)	—	—	13,762	(173)
Corporate and miscellaneous	6,945	(217)	1,271	(33)	8,216	(250)
Residential mortgage-backed	473	(9)	418	(23)	891	(32)
Commercial mortgage-backed	823	(4)	394	(11)	1,217	(15)
Asset-backed	17,329	(78)	10,183	(84)	27,512	(162)
Total fixed maturities	$39,466	$(484)	$12,278	$(151)	$51,744	$(635)

	12 months or less		Longer than 12 months		Total
December 31, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. agency mortgage-backed	$17	$—	$12	$—	$29	$—
State and political subdivisions	2,320	(15)	—	—	2,320	(15)
Corporate and miscellaneous	5,177	(256)	254	(2)	5,431	(258)
Residential mortgage-backed	480	(10)	140	(17)	620	(27)
Commercial mortgage-backed	1,028	(46)	73	(7)	1,101	(53)
Asset-backed	34,859	(607)	11,247	(207)	46,106	(814)
Total fixed maturities	$43,881	$(934)	$11,726	$(233)	$55,607	$(1,167)

The indicated gross unrealized losses in all fixed maturity categories decreased to $635 from $1,167 at June 30, 2021 and December 31, 2020, respectively. Based on the Company’s current evaluation of its fixed maturities in an unrealized loss position, in accordance with our impairment policy and the Company’s current intentions regarding these securities, the Company concluded that these securities were not OTTI.

Information and concentrations related to fixed maturities in an unrealized loss position are included below. The tables below include the number of fixed maturities in an unrealized loss position for greater than and less than 12 months and the percentage that were investment grade at June 30, 2021.

	Unrealized Losses 12 months or less
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. agency mortgage-backed	2	2	—	—	100%
State and political subdivisions	37	37	—	—	100%
Corporate and miscellaneous	46	44	—	2	80%
Residential mortgage-backed	5	5	—	—	100%
Commercial mortgage-backed	2	2	—	—	100%
Asset-backed	38	38	—	—	100%
Total fixed maturities	130	128	-	2

	Unrealized Losses greater than 12 months
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. agency mortgage-backed	1	1	—	—	80%
Corporate and miscellaneous	3	2	1	—	100%
Residential mortgage-backed	6	5	1	—	0%
Commercial mortgage-backed	3	3	—	—	67%
Asset-backed	17	16	1	—	100%
Total fixed maturities	30	27	3	—

Note 3 – Policy Liabilities

Future Policy Benefits

Future policy benefits represent the reserve for direct and assumed traditional life insurance policies and annuities in payout status.

The annuities in payout status are certain structured settlement contracts. The policy liability for structured settlement contracts of $20,120 and $21,489 at June 30, 2021 and December 31, 2020, respectively, is computed as the present value of contractually specified future benefits. The amount included in the policy liability for structured settlements that are life contingent at June 30, 2021 and December 31, 2020, is $16,018 and $17,084, respectively.

To the extent that unrealized gains on fixed maturities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded. A liability of $6,970 and $8,010 is included as part of the liability for structured settlements with respect to this deficiency at June 30, 2021 and December 31, 2020, respectively. The offset to this liability is recorded as a reduction of the unrealized capital gains included in AOCI.

Participating life insurance in force was 9.5% and 11.6% of the face value of total life insurance at June 30, 2021 and December 31, 2020, respectively.

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

Reinsurance recoverable are as follows:

	June 30,	December 31,
	2021	2020
Ceded future policy benefits	$137,326	$128,456
Claims and other amounts recoverables	31,141	29,559
Ending balance	$168,467	$158,015

The reconciliation of direct premiums to net premiums is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Direct premiums	$42,320	$38,423	$83,849	$66,524
Assumed premiums	9,338	9,703	18,115	18,072
Ceded premiums	(26,225)	(21,813)	(51,234)	(28,227)
Net insurance premiums	$25,433	$26,313	$50,730	$56,369

Net policy charges on universal life products were $45, $90, $43 and $87 for the three months and six months ended June 30, 2021 and 2020, respectively, and are included in other income.

At June 30, 2021 and December 31, 2020, reserves related to fixed‑rate annuity deposits assumed from a former affiliate company amounted to approximately $73,453 and $74,918, respectively, and are included with policyholder account balances in the Interim Condensed Consolidated Balance Sheets.

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

The assets and liabilities within the Closed Block are included in the Company’s consolidated financial statements on the same basis as other accounts of the Company. The maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at June 30, 2021 and December 31, 2020 is $10,308 and $10,170 of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience, respectively.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block, which is referred to as the actuarial calculation. The actuarial calculation projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the actuarial calculation as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block. The review of Closed Block experience also includes consideration of whether a policy dividend obligation should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. At June 30, 2021 and December 31, 2020, the Company recognized a policyholder dividend obligation of $13,145 and $13,282, respectively, resulting from the excess of actual cumulative earnings over the expected cumulative earnings and from accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block.

The impacts on the Company’s comprehensive (loss) income from recognizing policyholder dividend obligations are as follows:

	June 30,	December 31,
	2021	2020
Actual cumulative (loss) income earnings over expected cumulative earnings	$(9,742)	$(9,284)
Income tax (benefit) expense	(2,046)	(1,950)
Net (loss) income impact	(7,696)	(7,334)
Accumulated net unrealized investment (losses) gains	(3,403)	(3,998)
Income tax (benefit) expense	(715)	(839)
Other comprehensive (loss) income impact	(2,688)	(3,159)
Comprehensive (loss) income impact	$(10,384)	$(10,493)

Information regarding the Closed Block liabilities (assets) designated to the Closed Block is as follows:

	June 30,	December 31,
Closed Block Liabilities	2021	2020
Future policy benefits and claims	$34,807	$38,110
Policyholder account balances	7,044	7,272
Other policyholder liabilities	3,294	6,360
Policyholder dividend obligations	13,145	13,282
Other liabilities (assets)	(634)	(619)
Total Closed Block liabilities	57,656	64,405
Assets Designated to the Closed Block
Investments:
Fixed maturities - available-for-sale (amortized cost $38,414 and $37,364, respectively)	43,756	43,738
Policyholder loans	1,204	1,245
Total investments	44,960	44,983
Cash, cash equivalents and restricted cash	802	2,614
Premiums due and uncollected	1,581	1,029
Accrued investment income	415	427
Reinsurance recoverables	16,806	22,689
Deferred income tax assets, net	3,297	3,130
Total assets designated to the Closed Block	67,861	74,872
Excess of Closed Block assets over liabilities	10,205	10,467
Amounts included in accumulated other comprehensive income:
Unrealized investment gains (losses), net of income tax	4,220	5,035
Allocated to policyholder dividend obligations, net of income tax	(2,688)	(3,159)
Total amounts included in accumulated other comprehensive income	1,532	1,876
Maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities (includes excess assets of $10,308 and $10,170, respectively)	$(8,673)	$(8,591)

	June 30,	December 31,
Policyholder Dividend Obligations	2021	2020
Beginning balance	$13,282	$11,453
Impact from earnings allocable to policyholder dividend obligations	458	235
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligations	(595)	1,594
Ending balance	$13,145	$13,282

Information regarding the Closed Block revenues and expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Net insurance premiums	$795	$1,193	$1,695	$6,454
Net investment income	364	385	715	762
Realized gains	36	31	36	31
Total revenues	1,195	1,609	2,446	7,247
Benefits and expenses
Life and annuity benefits - including policyholder dividends of $223, $308, $623 and $700 respectively	771	1,432	2,695	5,878
Interest credited to policyholder account balances	44	46	86	92
Operating costs and expenses	(198)	(67)	(439)	3,509
Total expenses	617	1,411	2,342	9,479
Revenues, net of expenses before provision for income tax expense	578	198	104	(2,232)
Income tax expense (benefit)	121	41	22	(469)
Revenues, net of expenses and provision for income tax expense (benefit)	$457	$157	$82	$(1,763)

The Company charges the Closed Block with federal income taxes and state and local premium taxes, policy maintenance costs and investment management expenses relating to the Closed Block as provided in the Closed Block Memorandum.

The following table presents the amortized cost and fair value of the Closed Block fixed maturities portfolio by contractual maturity at June 30, 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
Due after one year through five years	$9,064	$9,746
Due after five years through ten years	3,754	4,794
Due after ten years	22,698	26,317
Securities not due at a single maturity date — primarily mortgage and asset- backed	2,898	2,899
Total fixed maturities	$38,414	$43,756

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

Federal Home Loan Bank of Chicago

The Company is a member of the Federal Home Loan Bank of Chicago (FHLBC). As a member, the Company is able to borrow on a collateralized basis from the FHLBC which can be used as an alternative source of liquidity. The FHLBC membership requires the Company to own member stock. At June 30, 2021 and December 31, 2020, the Company held $115 of FHLBC common stock which allows the Company to borrow up to $2,558. Interest on borrowed funds is charged at variable rates established from time to time by the FHLBC and depending on the borrowing option selected at the time of the borrowing. No amounts have been borrowed from the FHLBC as of June 30, 2021 and December 31, 2020.

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

Recurring and Non-Recurring Fair Value Measurements

The Company’s assets that are carried at fair value on a recurring and non-recurring basis, by fair value hierarchy level, are as follows:

June 30, 2021	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$12,082	$—	$12,082
U.S. agency mortgage-backed	—	18,700	—	18,700
State and political subdivisions	—	63,404	513	63,917
Corporate and miscellaneous	2,802	157,009	13,995	173,806
Foreign government	—	413	—	413
Residential mortgage-backed	—	6,339	—	6,339
Commercial mortgage-backed	—	19,696	—	19,696
Asset-backed	—	62,417	2,853	65,270
Total fixed maturities	2,802	340,060	17,361	360,223
Equity securities	5,496	—	—	5,496
Total recurring assets	$8,298	$340,060	$17,361	$365,719

December 31, 2020	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$14,272	$—	$14,272
U.S. agency mortgage-backed	—	22,476	—	22,476
State and political subdivisions	—	60,908	521	61,429
Corporate and miscellaneous	2,685	157,935	8,433	169,053
Foreign government	—	176	—	176
Residential mortgage-backed	—	6,421	—	6,421
Commercial mortgage-backed	—	20,017	—	20,017
Asset-backed	—	68,706	1,301	70,007
Total fixed maturities	2,685	350,911	10,255	363,851
Equity securities	3,833	15	—	3,848
Total recurring assets	$6,518	$350,926	$10,255	$367,699

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

		Total gains (losses) included in:
	Balance at January 1, 2021	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at June 30, 2021
Financial Assets
Fixed maturities
State and political subdivision	$521	$—	$(7)	$—	$—	$—	$—	$514
Corporate and miscellaneous	8,433	(199)	5	8,270	—	(2)	(2,513)	13,994
Asset-backed	1,301	(5)	43	1,578	—	(64)	—	2,853
Total assets	$10,255	$(204)	$41	$9,848	$—	$(66)	$(2,513)	$17,361

		Total gains (losses) included in:
	Balance at January 1, 2020	Net Income	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2020
Financial Assets
Fixed maturities
State and political subdivisions	$—	$—	$21	$500	$—	$—	$—	$521
Corporate and miscellaneous	—	42	120	8,271	—	—	—	8,433
Asset-backed	1,215	—	(34)	292	—	(172)	—	1,301
Total assets	$1,215	$42	$107	$9,063	$—	$(172)	$—	$10,255

In 2021, there were 3 transfers from Level 3 to Level 2. There were no transfers between levels in 2020.

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

		Estimated Fair Value
June 30, 2021	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$47,760	$—	$—	$44,530	$44,530
Policyholder loans	6,303	—	—	8,191	8,191
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$23,264	$—	$—	$19,983	$19,983
Long/short-term debt	27,648	—	—	34,194	34,194
Policyholder account balances	82,197	—	—	89,455	89,455

		Estimated Fair Value
December 31, 2020	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$50,427	$—	$—	$46,816	$46,816
Policyholder loans	6,414	—	—	8,335	8,335
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$24,495	$—	$—	$20,454	$20,454
Long/short-term debt	30,478	—	—	37,033	37,033
Policyholder account balances	83,869	—	—	92,190	92,190

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.

Mortgage Loans — Fair value was based on the discounted value of future cash flows for all first mortgage loans adjusted for specific loan risk. The discount rate was based on the rate that would be offered for similar loans at the reporting date. Fair value excludes $2,399 and $2,675 of second and mezzanine mortgages carried at cost for which fair value is not measurable at June 30, 2021 and December 31, 2020, respectively.

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

Note 8 – Long and Short-Term Debt

The Company originally entered into a financing arrangement with an external party in January 2018, from which the Company receives an advanced commission-based payment for certain Insurance Segment term policies sold through the Agency Segment, in exchange for a level commission that is paid by the Company over the period the policy remains in-force. The Company’s arrangement with the external party allows the Company to finance up to $30 million of commission. At June 30, 2021 and December 31, 2020, the Company had a net advance of $23,918 and $27,533, respectively, under this arrangement. At June 30, 2021, the Company expects to pay back the aggregate amounts as presented in the following table.

Due in one year or less	$4,186
Due after one year through two years	3,699
Due after two years through three years	3,443
Due after three years through four years	3,252
Due after four years through five years	3,100
Due after five years	23,401
Less discount	(13,433)
Total long/short-term debt	$27,648

Note 9 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of taxes are as follows:

	2021			2020
	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at beginning of year	$362	$16,239	$16,601	$362	$8,395	$8,757

Second Quarter
Other comprehensive income (loss)	—	6,545	6,545	—	12,950	12,950
Deferred Income tax (expense) benefit	—	(1,374)	(1,374)	—	(2,719)	(2,719)
Second Quarter, net	—	5,171	5,171	—	10,231	$10,231

Year to Date
Other comprehensive (loss) income	—	(4,197)	(4,197)	—	3,773	3,773
Deferred Income tax benefit (expense)	—	882	882	—	(795)	(795)
Year to Date, net	—	(3,315)	(3,315)	—	2,978	2,978

Balance at end of period	$362	$12,924	$13,286	$362	$11,373	$11,735

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

The segment results are as follows:

	Three Months Ended June 30, 2021				Three Months Ended June 30, 2020
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Net insurance premiums	$25,433	$—	$—	$25,433	$26,313	$—	$—	$26,313
Net investment income	3,551	—	59	3,610	3,456	—	—	3,456
Net realized investment gains (losses)	1,102	—	195	1,297	1,307	—	—	1,307
Other-than-temporary-impairments	(1)	—	—	(1)	—	—	—	—
Earned commissions	—	12,414	(606)	11,808	—	10,836	(6,433)	4,403
Other income	63	1,758	—	1,821	117	1,061	—	1,178
Total revenues	30,148	14,172	(352)	43,968	31,193	11,897	(6,433)	36,657
Life, annuity, and health claim benefits	18,181	—	—	18,181	21,697	—	—	21,697
Operating costs and expenses	5,875	14,276	2,597	22,748	5,753	12,408	496	18,657
Amortization of deferred policy acquisition costs	3,938	—	—	3,938	3,791	—	—	3,791
Total benefits and expenses	27,994	14,276	2,597	44,867	31,241	12,408	496	44,145
(Loss) income before income tax	$2,154	$(104)	$(2,949)	$(899)	$(48)	$(511)	$(6,929)	$(7,488)

	Six Months Ended June 30, 2021				Six Months Ended June 30, 2020
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Net insurance premiums	$50,730	$—	$—	$50,730	$56,369	$—	$—	$56,369
Net investment income	6,759	—	105	6,864	6,935	—	93	7,028
Net realized investment gains (losses)	2,223	—	590	2,813	(1,750)	—	—	(1,750)
Other-than-temporary-impairment	(3)	—	—	(3)	(54)	—	—	(54)
Earned commissions	—	24,288	(1,858)	22,430	—	21,427	(12,899)	8,528
Other income	137	3,232	—	3,369	200	2,649	—	2,849
Total revenues	59,846	27,520	(1,163)	86,203	61,700	24,076	(12,806)	72,970
Life, annuity, and health claim benefits	40,855	—	—	40,855	43,241	—	—	43,241
Operating costs and expenses	12,166	28,308	5,602	46,076	16,493	25,389	304	42,186
Amortization of deferred policy acquisition costs	7,178	—	—	7,178	4,767	—	—	4,767
Total benefits and expenses	60,199	28,308	5,602	94,109	64,501	25,389	304	90,194
(Loss) income before income tax	$(353)	$(788)	$(6,765)	$(7,906)	$(2,801)	$(1,313)	$(13,110)	$(17,224)

	June 30, 2021				December 31, 2020
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Investments and cash	$426,490	$2,269	$12,047	$440,806	$436,757	$3,469	$20,829	$461,055
Commissions and agent balances	5,722	23,515	130	29,367	(12,231)	31,651	106	19,526
Deferred policy acquisition costs	89,999	—	—	89,999	87,212	—	—	87,212
Intangible assets	—	1,635	—	1,635	—	1,635	—	1,635
Reinsurance recoverables	168,467	—	—	168,467	158,015	—	—	158,015
Deferred income tax (liabilities) assets, net	(5,345)	—	17,829	12,484	(7,351)	—	18,277	10,926
Other	24,472	4,482	3,235	32,189	23,845	2,909	3,641	30,395
Total assets	$709,805	$31,901	$33,241	$774,947	$686,247	$39,664	$42,853	$768,764

The Company’s investment in equity method investees and the related equity income is attributable to the Corporate & Other Segment.

All the Company’s significant revenues and long-lived assets are located in the United States, which is the Company’s country of domicile.

Note 11 –Subsequent Events

Management has evaluated subsequent events up to and including August 16, 2021, the date these Interim Condensed Consolidated Financial Statements were issued and determined there were no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2021 and 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

COVID-19

The Company continues to monitor the effects of the changing economic environment on our fixed maturities portfolio and currently have a number of securities on our watch list, which are mainly concentrated in the oil and gas and airline sectors. Our assessment through June 30, 2021 has resulted in no additional material OTTI due to COVID-19 and the recent market events.

In the six months ended June 30, 2021 and June 30, 2020, the Company had an estimated $3.9 million and $0.9 million, respectively in net incurred policyholder claims that included COVID-19 as a contributing cause of death.

National Service Group of AmeriLife, LLC

In the second quarter 2020, Fidelity Life entered into a General Agent’s agreement with an unaffiliated third party, National Service Group of AmeriLife, LLC (“AmeriLife”). The President of this entity, Scott Perry also sits on the Company’s Board of Directors. This agreement provides Fidelity Life access to AmeriLife distribution channels, its commission systems and assists in streamlining administrative processes related to commissions. This agreement also allows Efinancial to operate as a sub agent to AmeriLife. On May 15, 2020, the Company began selling products using this new distribution arrangement. Due to the large amount of the Company’s insurance policies now being sold through AmeriLife, dissolution of this agency arrangement could have a material impact on the Company’s financial statements. The Company has additional arrangements with AmeriLife wherein Efinancial’s sub agents may sell third party products through AmeriLife.  To date it is not believed that any of these arrangements will exceed the related party thresholds described in 17 CFR § 229.404.  Should these or other arrangements change or exceed the aforementioned threshold, after review by the CFO and General Counsel, the Company’s Chairman will be advised and written sign-off will be required from the Chairman.

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

Results of Operations

The major components of operating revenues, benefits and expenses and net (loss) income were as follows:

Vericity, Inc. Consolidated Results of Operations

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2021	2020	2021	2020
Net insurance premiums	$25,433	$26,313	$50,730	$56,369
Net investment income	3,610	3,456	6,864	7,028
Net realized investment gains (losses)	1,297	1,307	2,813	(1,750)
Other-than-temporary-impairments	(1)	-	(3)	(54)
Earned commissions	11,808	4,403	22,430	8,528
Insurance lead sales	1,758	1,061	3,232	2,649
Other income	63	117	137	200
Total revenues	43,968	36,657	86,203	72,970
Benefits and expenses
Life, annuity, and health claim benefits	17,430	20,916	39,382	41,677
Interest credited to policyholder account balances	751	781	1,473	1,564
Operating costs and expenses	22,748	18,657	46,076	42,186
Amortization of deferred policy acquisition costs	3,938	3,791	7,178	4,767
Total benefits and expenses	44,867	44,145	94,109	90,194
(Loss) income before income taxes	(899)	(7,488)	(7,906)	(17,224)
Income tax expense (benefit)	264	(716)	(676)	(1,874)
Net (loss) income	$(1,163)	$(6,772)	$(7,230)	$(15,350)

Three Months Ended June 30, 2021 Compared to the Three Months June 30, 2020

Total Revenues

For the three months ended June 30, 2021, total revenues were $44.0 million compared to $36.7 million for the three months ended June 30, 2020. This increase of $7.3 million resulted from an increase in earned commissions and insurance lead sales, partially offset by lower net insurance premiums.

Benefits and Expenses

For the three months ended June 30, 2021, total benefits and expenses were $44.9 million compared to $44.1 million for the three months ended June 30, 2020. This increase of $0.8 million was primarily due to higher operating costs and expenses and amortization of deferred policy acquisition costs, partially offset by lower claim benefits.

(Loss) Income Before Income Taxes

For the three months ended June 30, 2021, net loss before taxes was $0.9 million compared to net loss before taxes of $7.5 million for the three months ended June 30, 2020. The lower net loss of $6.6 million was primarily due to an increase in earned commissions and lower claim benefits, partially offset by higher operating costs.

Six Months Ended June 30, 2021 Compared to the Six Months June 30, 2020

Total Revenues

For the six months ended June 30, 2021, total revenues were $86.2 million compared to $73.0 million for the six months ended June 30, 2020. This increase of $13.2 million resulted from an increase in earned commissions, net realized investment gains and insurance lead sales, partially offset by lower net insurance premiums and net investment income.

Benefits and Expenses

For the six months ended June 30, 2021, total benefits and expenses were $94.1 million compared to $90.2 million for the six months ended June 30, 2020. This increase of $3.9 million was primarily due to higher operating costs and expenses and amortization of deferred policy acquisition costs expenses, partially offset by lower claim benefits.

(Loss) Income Before Income Taxes

For the six months ended June 30, 2021, net loss before taxes was $7.9 million compared to net loss before taxes of $17.2 million for the six months ended June 30, 2020. The lower net loss of $9.3 million was primarily due to increases in earned commissions, net realized gains and lower claim benefits, partially offset by lower net insurance premiums, higher operating costs and higher amortization of deferred policy acquisition costs.

Analysis of Segment Results

Reconciliation of Segment Results to Consolidated Results

The following analysis reconciles the reported segment results to the Company’s total consolidated results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
(Loss) income before income tax by segment
Agency	$(104)	$(511)	$(788)	$(1,313)
Insurance	2,154	(48)	(353)	(2,801)
Corporate & Other	(2,949)	(6,929)	(6,765)	(13,110)
(Loss) income before income taxes	(899)	(7,488)	(7,906)	(17,224)
Income tax (benefit) expense	264	(716)	(676)	(1,874)
Net (loss) income	$(1,163)	$(6,772)	$(7,230)	$(15,350)

Agency Segment

The results of our Agency Segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Revenues
Earned commissions	$12,414	$10,836	$24,288	$21,427
Insurance lead sales	1,758	1,061	3,232	2,649
Total revenues	14,172	11,897	27,520	24,076
Expenses
Operating costs and expenses	14,276	12,408	28,308	25,389
Total expenses	14,276	12,408	28,308	25,389
(Loss) income before income taxes	$(104)	$(511)	$(788)	$(1,313)

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Earned Commissions

For the three months ended June 30, 2021, earned commissions were $12.4 million compared to $10.8 million for the three months ended June 30, 2020. This increase of $1.6 million resulted from increased sales in the retail channel, which was primarily driven by increased marketing efforts and efficiency, partially offset by lower sales in the wholesale channel.

Insurance Lead Sales

For the three months ended June 30, 2021 insurance lead sales were $1.8 million compared to $1.1 million for the three months ended June 30, 2020. This increase of $0.7 million was primarily due to higher click-through revenue.

Operating Costs and Expenses

For the three months ended June 30, 2021, operating costs and expenses were $14.3 million compared to $12.4 million for the three months ended June 30, 2020. This increase of $1.9 million was primarily due to increased variable costs of $1.1 million and other operating costs of $0.8 million

(Loss) Income Before Income Taxes

For the three months ended June 30, 2021, the Agency Segment net loss was $0.1 million compared to net loss of $0.5 million for the three months ended June 30, 2020. This decrease in net loss of $0.4 million was the result of increased earned commissions, partially offset by increased operating costs and expenses.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Earned Commissions

For the six months ended June 30, 2021, earned commissions were $24.3 million compared to $21.4 million for the six months ended June 30, 2020. This increase of $2.9 million resulted from increased sales in the retail channel, which was primarily driven by increased marketing efforts and efficiency, partially offset by lower sales in the wholesale channel.

Insurance Lead Sales

For the six months ended June 30, 2021, insurance lead sales were $3.2 million compared to $2.6 million for the six months ended June 30, 2020. This increase of $0.6 million was primarily due to higher click-through revenue.

Operating Costs and Expenses

For the six months ended June 30, 2021, operating costs and expenses were $28.3 million compared to $25.4 million for the six months ended June 30, 2020. This increase of $2.9 million was primarily due to increased variable costs of $1.7 million and other operating costs of $0.7 million.

(Loss) Income Before Income Taxes

For the six months ended June 30, 2021, the Agency Segment net loss was $0.8 million compared to net loss of $1.3 million for the six months ended June 30, 2020. This decrease in net loss of $0.5 million was the result of increased earned commissions, partially offset by increased operating costs and expenses.

Insurance Segment

The results of our Insurance Segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Revenues
Net insurance premiums	$25,433	$26,313	$50,730	$56,369
Net investment income	3,551	3,456	6,759	6,935
Net realized investment gains (losses)	1,102	1,307	2,223	(1,750)
Other-than-temporary-impairments	(1)	-	(3)	(54)
Other income	63	117	137	200
Total revenues	30,148	31,193	59,846	61,700
Benefits and expenses
Life, annuity, and health claim benefits	17,459	20,916	39,382	41,677
Interest credited to policyholder account balances	722	781	1,473	1,564
Operating costs and expenses	5,875	5,753	12,166	16,493
Amortization of deferred policy acquisition costs	3,938	3,791	7,178	4,767
Total benefits and expenses	27,994	31,241	60,199	64,501
(Loss) income before income taxes	$2,154	$(48)	$(353)	$(2,801)

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Net Insurance Premiums

For the three months ended June 30, 2021, net insurance premiums were $25.4 million compared to $26.3 million for the three months ended June 30, 2020. The decrease of $0.9 million in net insurance premiums was primarily due to a decrease in our Core Life lines of $0.5 million, mainly driven by decreases in LifeTime Benefit Term (LBT) and a decrease in Closed Block of $0.4 million. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Net Investment Income

For the three months ended June 30, 2021, net investment income increased to $3.6 million compared to $3.5 million for the three months ended June 30, 2020. The $0.1 million increase was mainly due to higher book yields in the mortgage loan portfolio due to prepayment penalty income in the second quarter of 2021. For more information on net investment income, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Net Realized Investment Gains

For the three months ended June 30, 2021, net realized investment gains were $1.1 million compared to $1.3 million net realized investment gains for the three months ended June 30, 2020. The $0.2 million decrease was mainly due to lower mark to market gains in our equity portfolio.

Life, Annuity and Health Claim Benefits

For the three months ended June 30, 2021, life, annuity and health claim benefits were $17.4 million compared with $21.0 million for the three months ended June 30, 2020. This decrease of $3.6 million was primarily due to a decrease in Core life and Non-Core life net claim benefits of $1.6 million and a decrease in future policy benefit reserves of $1.2 million. In addition, Closed Block decreased by $0.7 million. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Operating Costs and Expenses

For the three months ended June 30, 2021, operating costs and expenses were $5.9 million compared to $5.8 million for the three months ended June 30, 2020. The $0.1 million increase was attributable to an increase in reinsurance allowances of $0.6 million, partially offset by increased other operating expenses of $0.4 million.

Amortization of Deferred Policy Acquisition Costs

          For the three months ended June 30, 2021, amortization of deferred policy acquisition costs was $3.9 million compared to $3.8 million for the three months ended June 30, 2020. The increase of $0.1 million relates to the Closed Block. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

(Loss) Income Before Income Taxes

For the three months ended June 30, 2021, net income was $2.2 million compared to net loss of $0.0 million for the three months ended June 30, 2020. This increase in net income of $2.2 million resulted primarily from a $3.5 million decrease in life, annuity and health claim benefits, partially offset by decreases of $0.9 million in net insurance premiums and $0.2 million in net realized investment gains.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Net Insurance Premiums

For the six months ended June 30, 2021, net insurance premiums were $50.7 million compared to $56.4 million for the six months ended June 30, 2020. This decrease of $5.7 million in net insurance premiums was primarily due to a decrease of $4.8 million related to Closed Block and a decrease in our Core Life lines of $0.8 million, mainly driven by decreases in LifeTime Benefit Term (LBT) and RAPIDecision® Life. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Net Investment Income

For the six months ended June 30, 2021, net investment income was $6.8 million compared to $6.9  million for the six months ended June 30, 2020. The decrease was mainly due to lower invested asset base in short term investments and lower fixed maturity yields partially offset by an increase in mortgage loan income primarily driven by increased prepayment penalty income.

Net Realized Investment Gains

For the six months ended June 30, 2021, net realized investment gains increased to $2.2 million compared to a loss of $1.8 million for the six months ended June 30, 2020. The $4.0 million increase was mainly due to the equity portfolio which incurred mark to market gains of $1.4 million and losses of $2.0 million in the first six months of 2021 and 2020, respectively, and $0.3 million higher realized gains on other invested assets related to net asset value changes and $0.2 million from sales of fixed maturities.

Life, Annuity and Health Claim Benefits

For the six months ended June 30, 2021, life, annuity and health claim benefits were $39.4 million compared with $41.7 million for the six months ended June 30, 2020. The decrease of $2.3 million was primarily due to a decrease of $3.2 million in Closed Block. This decrease was partially offset by an increase in Core life and Non-Core life net claim benefits of $3.8 million, partially offset by a decrease in future policy benefit reserves of $3.0 million. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Operating Costs and Expenses

For the six months ended June 30, 2021, operating costs and expenses decreased to $12.2 million from $16.5 million for the six months ended June 30, 2020. The decrease of $4.3 million was primarily due to an increase in ceded allowances of $5.6 million, which includes $3.9 million related to Closed Block. Other operating expenses increased by $1.3 million primarily attributable to depreciation on capitalized projects. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Amortization of Deferred Policy Acquisition Costs

          For the six months ended June 30, 2021, amortization of deferred policy acquisition costs was $7.2 million compared to $4.8 million for the six months ended June 30, 2020. The increase of $2.4 million primarily relates to the Closed Block. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

(Loss) Income Before Income Taxes

For the six months ended June 30, 2021, net loss was $0.4 million compared to net loss of $2.8 million for the six months ended June 30, 2020. This increase of $2.4 million resulted primarily from lower operating costs and expenses of $4.2 million, $4.0 million in net realized investment gains and $2.3 million in life, annuity and health claim benefits, partially offset by decreases in net insurance premiums of $5.7 million and an increase in amortization of deferred acquisition costs of $2.4 million.

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

The maximum future earnings to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at June 30, 2021 and December 31, 2020, are $10.3 million and $10.2 million, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

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

Corporate & Other Segment

The results of the Corporate & Other Segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Revenues
Net investment income	$59	$—	$105	$93
Net realized investment gains	195	—	590	—
Earned commissions	(606)	(6,433)	(1,858)	(12,899)
Total revenues	(352)	(6,433)	(1,163)	(12,806)
Expenses
Operating costs and expenses	2,597	496	5,602	304
Total expenses	2,597	496	5,602	304
(Loss) income before income taxes	$(2,949)	$(6,929)	$(6,765)	$(13,110)

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Net Realized Investment Gains

For the three months ended June 30, 2021, net realized investment gains were $0.2 million compared to $0.0 million for the three months ended June 30, 2020. This change is a result of gains from other invested assets related to net asset value changes of other invested assets.

Earned Commissions

For the three months ended June 30, 2021, earned commissions were ($0.6) million compared to ($6.4) million for the three months ended June 30, 2020. This increase is attributable to the elimination of lower intersegment earned commissions resulting from declining intersegment sales.

Operating Expenses

For the three months ended June 30, 2021, operating expenses were $2.6 million compared to $0.5 million for the three months ended June 30, 2020. The increase of $2.1 million is primarily related to $2.6 million lower deferral of internal agent selling expenses from lower intersegment sales, partially offset by a decline in corporate costs of $0.5 million.

(Loss) Income Before Income Taxes

For the three months ended June 30, 2021, net loss decreased from $6.9 million to $2.9 million for the three months ended June 30, 2020. The reduced loss is primarily a result of lower intersegment sales.

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Net Realized Investment Gains

For the six months ended June 30, 2021, net realized investment gains were $0.6 million compared to $0.0 million for the six months ended June 30, 2020. This change is a result of gains from other invested assets related to net asset value changes of other invested assets.

Earned Commissions

For the six months ended June 30, 2021, earned commissions were ($1.9) million compared to ($12.9) million for the six months ended June 30, 2020. This increase is attributable to the elimination of lower intersegment earned commissions resulting from declining intersegment sales.

Operating Expenses

For the six months ended June 30, 2021, operating expenses were $5.6 million compared to $0.3 million for the six months ended June 30, 2020. The increase of $5.3 million is primarily related to $5.5 million lower deferral of internal agent selling expenses related to lower intersegment sales, partially offset by a decline in corporate costs of $0.2 million.

(Loss) Income Before Income Taxes

For the six months ended June 30, 2021, net loss decreased from $13.1 million to $6.8 million for the six months ended June 30, 2020. The reduced loss is primarily a result of lower intersegment sales.

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

The following table shows the distribution of the fixed maturities classified as available-for-sale by quality rating using the rating assigned by Standard & Poor’s (S&P), a nationally recognized statistical rating organization. For securities where the S&P rating is not available (not rated), the NAIC rating is used. Over the periods presented, we have maintained a consistent weighted average bond quality rating of “A.” The percentage allocation of total investment grade securities was 97.3% and 97.9% at June 30, 2021 and December 31, 2020, respectively.

	Estimated Fair Value
	June 30, 2021		December 31, 2020
	(dollars in thousands)
S&P Rating
AAA	$80,445	22.4%	$91,153	25.2%
AA	77,777	21.6%	75,167	20.7%
A	83,539	23.2%	95,263	26.2%
BBB	71,845	19.9%	72,945	20.0%
Not rated	36,815	10.2%	21,261	5.8%
Total investment grade	350,421	97.3%	355,789	97.9%
BB	5,942	1.6%	4,814	1.3%
B	3,474	1.0%	2,627	0.7%
CCC	382	0.1%	418	0.1%
D	4	0.0%	5	0.0%
Not Rated	—	0.0%	198	0.0%
Total below investment grade	9,802	2.7%	8,062	2.1%
Total	$360,223	100.0%	$363,851	100.0%

The following table sets forth the maturity profile of our fixed maturities at June 30, 2021 from December 31, 2020. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	June 30, 2021				December 31, 2020
(dollars in thousands)	Amortized Cost	%	Estimated Fair Value	%	Amortized Cost	%	Estimated Fair Value	%
Due in one year or less	$2,748	0.8%	$2,760	0.8%	$9,296	2.8%	$9,371	2.6%
Due after one year through five years	38,376	11.6%	41,629	11.6%	42,301	12.9%	46,085	12.7%
Due after five years through ten years	53,694	16.2%	58,221	16.2%	41,115	12.5%	45,997	12.6%
Due after ten years	128,680	39.0%	147,608	40.9%	119,693	36.5%	143,477	39.4%
Securities not due at a single maturity date-primarily mortgage and asset-backed securities	106,969	32.4%	110,005	30.5%	115,858	35.3%	118,921	32.7%
Total fixed maturities	$330,467	100.0%	$360,223	100.0%	$328,263	100.0%	$363,851	100.0%

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

Net Investment Income

One key measure of our net investment income is the book yield on our holdings of fixed maturities classified as available-for-sale. Fair value of these securities totaled $360.2 million and $363.9 million as of June 30, 2021 and December 31, 2020, respectively. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying investments for the period. For the three months ended June 30, 2021 and 2020, our book yield on fixed maturities available-for-sale was 3.6% and 3.9%, respectively. See “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Interest Credited to Policyholder Account Balances

Included with the future policy benefits is the liability for contract holder deposits on deferred annuity contracts assumed through two reinsurance agreements effective in 1991 and 1992 and certain other policy funds left on deposit with the Company. The aggregate liability for deposits is as follows:

	June 30, 2021	December 31, 2020	June 30, 2021	June 30, 2020
	Ending Balance	Ending Balance	Year to Date Interest Credited	Year to Date Interest Credited
	(dollars in thousands)
Annuity contract holder deposits—assumed	$73,453	$74,918	$1,368	$1,451
Dividends left on deposit	7,045	7,271	86	92
Other	1,699	1,680	19	21
Total	$82,197	$83,869	$1,473	$1,564

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

Unrealized Holding Gains (Losses)

The Company records capital appreciation/depreciation on the available-for-sale fixed maturities. At June 30, 2021 and 2020, accumulated other comprehensive income, from mark-to-market adjustments of our available-for-sale fixed income securities, net of federal income taxes and reserves was $(3.3) million and $3.0 million, respectively. See “Note 9 – Accumulated other comprehensive income (loss)” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Financial Position

At June 30, 2021, we had total assets of $774.9 million compared to total assets at December 31, 2020 of $768.8 million, an increase of $6.1 million. Reinsurance recoverables increased $10.5 million as a result of a $8.4 million increase in ceded policy and claim reserves and an increase of $2.0 million related to timing of settlements of reinsured claims. Commission and agent balances increased $9.8 million due to increases in agent debit balances as result of changes in commission payment structures and increased production. Deferred policy acquisition costs increased $2.8 million primarily due to deferrals on new business in excess of amortization. Other assets increased $1.8 million, primarily due to increases internally developed software. Deferred income taxes increased $1.6 million, primarily due to a deferred tax credit as a result of net loss and tax on unrealized investment market losses. The above increases were offset primarily by the following: Cash and cash equivalents decrease of $16.4 million is attributable to cash used in operating, investing and financing activities. See Cash Flows section for further discussion on changes in cash. The invested asset base decreased $3.9 million, mainly due to $5.8 million in net unrealized losses, partially offset by net purchases.

At June 30, 2021, we had total liabilities of $590.3 million compared to total liabilities of $573.5 million at December 31, 2020, an increase of $16.8 million. Future policy benefits and claims increased $17.9 million, primarily due to a $22.7 million increase in Core Life and Non-Core Life lines resulting from growth of the underlying blocks of business, partially offset by decreases in Annuities and assumed life of $1.5 million and Closed Block of $3.3 million. Other liabilities increased $4.3 million, primarily related to timing of investment trades and higher operating expense accruals, reinsurance liabilities and payables increased $0.2 million, primarily related to timing of ceded premium payments. The increases were partially offset by a decrease in debt of $2.8 million related to net payments under our commission financing agreement with Hannover Life and a $1.7 million decrease in Policyholder account balances, largely due to annuity payments. Other policyholder liabilities decreased $1.1 million due to increased claims incurred during the year.

At June 30, 2021, total equity decreased to $184.7 million from $195.2 million at December 31, 2020. This decrease in equity of $10.5 million was attributable to decreases in retained earnings of $7.2 million due to net loss and other comprehensive loss of $3.3 million related to market declines in fixed maturities.

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

Under our commission financing arrangement with Hannover Life, Fidelity Life is able to pay level annual commissions instead of first year only commissions to Efinancial for sales of RAPIDecision® Life policies and Hannover Life advances to Efinancial amounts approximately equal to first year only commissions for sales of those policies. This arrangement reduces Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business while helping to provide liquidity for Efinancial through the receipt of larger first year only commissions. In the first quarter of 2021, the Company ceased new advances on this financing arrangement. As of June 30, 2021 and December 31, 2020, we had net advances of $23.9 million and $27.5 million, respectively, under this arrangement.

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

Cash Flows

For the six months ended June 30, 2021, the Company had a net decrease in cash of $16.5 million compared to a net increase of $19.1 million for the six months ended June 30, 2020.

The decrease in cash flows from operating activities is primarily due to increased paid claims and timing related to reinsurance recoverables.

Cash flows from investing activities mainly includes our fixed maturities, mortgage loans, and equity holdings. Period to period, the cash flows associated with the changes in these portfolios will vary between cash sources and cash uses depending on the need for cash or the excess of cash from operating activities, as well as portfolio trading due to investment market conditions. In the first six months of 2021 cash of $1.9 million was used to acquire $3.1 million of capitalized software, partially offset by net invested assets sales of $1.2 million.

Cash flows from financing activities declined due to changes in the commission financing arrangement. Also included in financing cash are cash withdrawals by contract holders of annuities that were primarily written in the late 1980s.

The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020
	(dollars in thousands)
Consolidated Summary of Cash Flows
Net cash (used) provided by operating activities	$(7,759)	$5,436
Net cash (used) provided by investing activities	(1,951)	13,813
Net cash (used) by financing activities	(6,670)	(127)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(16,380)	$19,122

Recent Accounting Pronouncements

All applicable adopted accounting pronouncements have been reflected in our Interim Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2021. See “Note 1 – Summary of Significant Accounting Policies” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Item 3. Default upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vericity, Inc.

Date: August 16, 2021	By:	/s/ Chris S. Kim
Chris S. Kim
Executive Vice President, Chief Financial Officer and Treasurer