Form 10-Q
period 2021-09-30
Vericity, Inc.
filed 2021-11-15
CIK 1575434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

The number of shares of Registrant’s Common Stock outstanding as of November 12, 2021 was 14,875,000.

Table of Contents

		Page

PART I –	Financial Information	1
Item 1.	Financial Statements (Unaudited) (at September 30, 2021 and December 31, 2020 and for the Three Months and Six Months Ended September 30, 2021 and 2020)	1

	Interim Condensed Consolidated Balance Sheets	1
	Interim Condensed Consolidated Statements of Operations	2
	Interim Condensed Consolidated Statements of Comprehensive Income (Loss)	3
	Interim Condensed Consolidated Statements of Changes in Equity	4
	Interim Condensed Consolidated Statements of Cash Flows	5
	Notes to the Interim Condensed Consolidated Financial Statements	6
	Note 1 – Summary of Significant Accounting Policies	6
	Note 2 – Investments	6
	Note 3 – Policy Liabilities	11
	Note 4 – Reinsurance	12
	Note 5 – Closed Block	12
	Note 6 – Commitments and Contingencies	14
	Note 7 – Assets and Liabilities Measured at Fair Value	15
	Note 8 – Long and Short-term Debt	18
	Note 9– Accumulated Other Comprehensive Income (Loss)	18
	Note 10 – Business Segments	18
	Note 11 – Subsequent Events	20

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 4.	Controls and Procedures	34

PART II –	Other Information	34
Item 1.	Legal Proceedings	34
Item 1A.	Risk Factors	34
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34
Item 3.	Default upon Senior Securities	35
Item 4.	Mine Safety Disclosures	35
Item 5.	Other Information	35
Item 6.	Exhibits	36
Signature		37

Part 1. Financial Information

Item I. Financial Statements

Vericity, Inc.

Interim Condensed Consolidated Balance Sheets

(dollars in thousands)

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities – available-for-sale – at fair value (amortized cost; $333,412 and $328,263)	$361,138	$363,851
Equity securities – at fair value (cost; $0 and $6,530)	—	3,848
Mortgage loans (net of valuation allowances of $126 and $141)	48,874	50,427
Policyholder loans	6,269	6,414
Other invested assets	1,363	273
Total investments	417,644	424,813
Cash, cash equivalents and restricted cash	20,712	36,242
Accrued investment income	2,588	2,633
Reinsurance recoverables (net of allowances of $131 and $131)	175,631	158,015
Deferred policy acquisition costs	93,740	87,212
Commissions and agent balances (net of allowances of $707 and $749)	31,064	19,526
Intangible assets	1,635	1,635
Deferred income tax assets, net	13,075	10,926
Other assets	31,127	27,762
Total assets	787,216	768,764
Liabilities and Shareholders' Equity
Liabilities
Future policy benefits and claims	407,876	381,563
Policyholder account balances	81,708	83,869
Other policyholder liabilities	45,859	37,789
Policy dividend obligations	13,028	13,282
Reinsurance liabilities and payables	8,472	6,696
Long-term debt	22,798	24,933
Short-term debt	3,966	5,545
Other liabilities	25,700	19,854
Total liabilities	609,407	573,531
Commitments and Contingencies (Note 6)
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	15
Additional paid-in capital	39,840	39,840
Retained earnings	125,960	138,777
Accumulated other comprehensive income (loss)	11,994	16,601
Total shareholders' equity	177,809	195,233
Total liabilities and shareholders' equity	$787,216	$768,764

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Operations

(dollars in thousands, except earnings per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Net insurance premiums	$24,932	$25,089	$75,662	$81,457
Net investment income	3,377	3,440	10,241	10,468
Net realized investment (losses) gains	(126)	(275)	2,687	(2,025)
Other-than-temporary-impairments (OTTI)	—	(13)	(3)	(67)
Earned commissions	11,632	7,101	34,062	15,629
Insurance lead sales	2,057	1,130	5,289	3,779
Other income	65	63	202	262
Total revenues	41,937	36,535	128,140	109,503
Benefits and expenses
Life, annuity, and health claim benefits	19,192	16,183	58,574	57,860
Interest credited to policyholder account balances	746	769	2,219	2,333
Operating costs and expenses	24,537	18,466	70,613	60,651
Amortization of deferred policy acquisition costs	3,297	4,429	10,475	9,196
Total benefits and expenses	47,772	39,847	141,881	130,040
(Loss) income before income tax	(5,835)	(3,312)	(13,741)	(20,537)
Income tax (benefit) expense	(248)	(56)	(924)	(1,931)
Net (loss) income	$(5,587)	$(3,256)	$(12,817)	$(18,606)

Earnings per share for the periods
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding, basic and diluted	14,875,000	14,875,000	14,875,000	14,875,000
Basic earnings per share	$(0.38)	$(0.22)	$(0.86)	$(1.25)
Diluted earnings per share	$(0.38)	$(0.22)	$(0.86)	$(1.25)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(Unaudited)		(Unaudited)
Net (loss) income	$(5,587)	$(3,256)	$(12,817)	$(18,606)
Other comprehensive income (loss), net of tax:
Net unrealized (losses) gains on investments	(1,292)	2,378	(4,607)	5,356
Total other comprehensive (loss) income	(1,292)	2,378	(4,607)	5,356
Total comprehensive income (loss)	$(6,879)	$(878)	$(17,424)	$(13,250)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
Common stock
Balance – beginning of period	$15	$15
Balance – end of period	$15	$15

Additional paid-in capital
Balance – beginning of period	$39,840	$39,840
Balance – end of period	$39,840	$39,840

Retained earnings
Balance – beginning of period	$138,777	$163,805
Net (loss) income	(12,817)	(18,606)
Balance – end of period	$125,960	$145,199

Accumulated other comprehensive income (loss)
Balance – beginning of period	$16,601	$8,757
Other comprehensive (loss) income	(4,607)	5,356
Balance – end of period	$11,994	$14,113
Total shareholders' equity	$177,809	$199,167

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	Nine Months Ended September 30,
	2021	2020
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(12,817)	$(18,606)
Adjustments to reconcile net (loss)income to net cash provided (used) by operating activities:
Depreciation and amortization and other non-cash items	2,477	1,887
Interest credited to policyholder account balances	2,219	2,333
Deferred income tax	(924)	(2,711)
Net realized investment gains (losses)	(2,687)	2,025
Other-than-temporary-impairments	3	67
Interest expense	1,149	1,019
Change in:
Equity securities	4,887	(390)
Accrued investment income	45	364
Reinsurance recoverables	(17,616)	(17,452)
Deferred policy acquisition costs	(6,528)	(2,625)
Commissions and agent balances	(11,538)	(6,785)
Other assets	(1,186)	8,375
Insurance liabilities	36,141	37,798
Other liabilities	7,640	(3,187)
Net cash provided (used) by operating activities	1,265	2,112
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturities	45,495	49,266
Short-term investments	—	30,050
Mortgage loans	3,654	2,349
Other invested assets	94	—
Purchases of:
Fixed maturities	(50,022)	(75,399)
Short-term investments	—	(250)
Mortgage loans	(2,042)	(1,751)
Other invested assets	(90)	(611)
Change in policyholder loans, net	145	(210)
Other, net	(4,922)	(4,369)
Net cash (used) provided by investing activities	(7,688)	(925)
Cash flows from financing activities
Debt issued	1,246	12,634
Debt repaid	(6,109)	(6,087)
Deposits to policyholder account balances	427	394
Withdrawals from policyholder account balances	(4,671)	(5,718)
Net cash (used) by financing activities	(9,107)	1,223
Net (decrease) increase in cash, cash equivalents and restricted cash	(15,530)	2,410
Cash, cash equivalents and restricted cash – beginning of period	36,242	37,842
Cash, cash equivalents and restricted cash – end of period	$20,712	$40,252
Supplemental cash flow information
Non-cash transactions:	—	—

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

The accompanying interim condensed consolidated financial statements present the accounts of the Company and subsidiaries for the nine months ended September 30, 2021 and September 30, 2020 and at September 30, 2021 and December 31, 2020. These interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report in the Form 10-K for the year ended December 31, 2020. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Fixed Maturities

The amortized cost, gross unrealized gains, gross unrealized losses, fair value, and OTTI loss included in accumulated other comprehensive income (AOCI) of fixed maturities available-for-sale are as follows:

	September 30, 2021
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses
U.S. government and agencies	$9,841	$2,096	$—	$11,937	$—
U.S. agency mortgage-backed	16,550	1,066	(2)	17,614	—
State and political subdivisions	59,663	2,700	(375)	61,988	—
Corporate and miscellaneous	160,394	20,901	(316)	180,979	—
Foreign government	378	33	—	411	—
Residential mortgage-backed	6,083	247	(26)	6,304	(419)
Commercial mortgage-backed	19,225	1,090	(10)	20,305	—
Asset-backed	61,278	480	(158)	61,600	—
Total fixed maturities	$333,412	$28,613	$(887)	$361,138	$(419)

	December 31, 2020
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses
U.S. government and agencies	$11,386	$2,886	$—	$14,272	$—
U.S. agency mortgage-backed	21,015	1,461	—	22,476	—
State and political subdivisions	57,646	3,798	(15)	61,429	—
Corporate and miscellaneous	143,242	26,069	(258)	169,053	—
Foreign government	131	45	—	176	—
Residential mortgage-backed	6,060	388	(27)	6,421	(151)
Commercial mortgage-backed	18,567	1,503	(53)	20,017	—
Asset-backed	70,216	605	(814)	70,007	(260)
Total fixed maturities	$328,263	$36,755	$(1,167)	$363,851	$(411)

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

	September 30, 2021
	Amortized Cost	Fair Value
Due in one year or less	$2,143	$2,171
Due after one year through five years	38,563	41,652
Due after five years through ten years	60,036	64,052
Due after ten years	129,533	147,440
Securities not due at a single maturity date — primarily mortgage and asset-backed	103,137	105,823
Total fixed maturities	$333,412	$361,138

Fixed maturities with a carrying value of $3,548 and $3,852 were on deposit with governmental authorities, as required by law at September 30, 2021 and December 31, 2020, respectively.

The Company’s fixed maturities portfolio was primarily composed of investment grade securities, defined as a security having a rating of Aaa, Aa, A, or Baa from Moody’s, AAA, AA, A, or BBB from Standard & Poor’s, or National Association of Insurance Commissioners (NAIC) rating of NAIC 1 or NAIC 2. Investment grade securities comprised 95.8% and 97.9% of the Company’s total fixed maturities portfolio at September 30, 2021 and December 31, 2020, respectively.

At September 30, 2021 and December 31, 2020, the Company had commitments to make investments in available-for-sale securities in the amount of $5,862 and $3,027, respectively.

Mortgage Loans

The Company makes investments in commercial mortgage loans. The Company, along with other investors, owns a pro rata share of each loan. The Company participates in 33 such investment instruments with ownership shares ranging from 0.6% to 30.0% of the trust at September 30, 2021. The Company owns a share of 295 mortgage loans with an average loan balance of $166 and a maximum exposure related to any single loan of $555. Mortgage loan holdings are diversified by geography and property type as follows:

	September 30, 2021		December 31, 2020
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$16,049	32.7%	$16,252	32.1%
Office	12,424	25.4%	12,493	24.7%
Industrial	7,482	15.3%	8,095	16.0%
Mixed use	5,818	11.9%	6,014	11.9%
Apartments	3,120	6.4%	3,439	6.8%
Medical office	3,011	6.1%	3,119	6.2%
Other	1,096	2.2%	1,156	2.3%
Gross carrying value of mortgage loans	49,000	100.0%	50,568	100.0%
Valuation allowance	(126)		(141)
Net carrying value of mortgage loans	$48,874		$50,427

	September 30, 2021		December 31, 2020
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
U.S. Region:
West South Central	$12,078	24.6%	$11,780	23.3%
East North Central	12,433	25.4%	12,105	23.9%
South Atlantic	9,994	20.4%	10,908	21.6%
West North Central	3,536	7.2%	3,981	7.9%
Mountain	3,432	7.0%	4,404	8.7%
Middle Atlantic	2,839	5.8%	2,824	5.6%
East South Central	3,211	6.6%	3,060	6.1%
New England	84	0.2%	91	0.2%
Pacific	1,393	2.8%	1,415	2.8%
Gross carrying value of mortgage loans	49,000	100.0%	50,568	100.0%
Valuation allowance	(126)		(141)
Net carrying value of mortgage loans	$48,874		$50,427

During the nine months ended September 30, 2021 and September 30, 2020, $2,042 and $1,751 of new mortgage loans were purchased, respectively, which did not include second lien mortgage loans. There were no taxes, assessments, or any amounts advanced that were not included in the mortgage loan balances at September 30, 2021 and December 31, 2020. At September 30, 2021 and December 31, 2020, the Company had 4 and 6 mortgage loans with a total carrying value of $1,258 and $1,408 that were in a restructured status, respectively. There were no impairments for mortgage loans at September 30, 2021 and December 31, 2020.

The changes in the valuation allowance for commercial mortgage loans were as follows:

	Nine Months Ended September 30, 2021	Year Ended December 31, 2020
Beginning balance	$141	$53
Net (decrease) increase in valuation allowance	(15)	88
Ending balance	$126	$141

At September 30, 2021 and December 31, 2020, the Company had no mortgage loans that were on nonaccrual status.

At September 30, 2021 and December 31, 2020, the Company had commitments to make investments in mortgage loans in the amount of $3,340 and $1,299, respectively.

Net Investment Income

The sources of net investment income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest from:
Fixed maturities	$3,014	$2,944	$8,993	$8,908
Policyholder loans	90	82	217	253
Mortgage loans	548	624	1,970	1,888
Cash, cash equivalents and restricted cash	—	36	5	286
Dividends on equity securities	80	95	260	289
Gross investment income	3,732	3,781	11,445	11,624
Investment expenses	(355)	(341)	(1,204)	(1,156)
Net investment income	$3,377	$3,440	$10,241	$10,468

Investment expenses include investment management fees, some of which include incentives based on market performance, custodial fees and internal costs for investment-related activities.

Net Realized Investment Gains (Losses)

The sources of realized investment gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Investment gains (losses) from:
Fixed maturities	$32	$214	$519	$466
Equity securities	(364)	(580)	1,038	(2,590)
Other Invested Assets	201	—	1,095	—
Mortgage loans	10	100	59	120
Cash and cash equivalents	—	(3)		(3)
Investment expenses	(5)	(6)	(24)	(18)
Total net realized investment gains (losses)	$(126)	$(275)	$2,687	$(2,025)

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

A roll-forward of the cumulative credit losses on fixed maturities are as follows:

	September 30,	December 31,
	2021	2020
Beginning balance of credit losses on fixed maturities	$833	$869
Additional credit losses for which an OTTI was not previously recognized	3	68
Reduction of credit losses related to securities sold during period	—	(104)
Ending balance of credit losses on fixed maturities	$836	$833

Unrealized Losses for Fixed Maturities

The Company’s fair value and gross unrealized losses for fixed maturities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position are as follows:

	12 months or less		Longer than 12 months		Total
September 30, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. agency mortgage-backed	$120	$(2)	$12	$—	$132	$(2)
State and political subdivisions	19,623	(358)	233	(17)	19,856	(375)
Corporate and miscellaneous	7,879	(295)	242	(21)	8,121	(316)
Residential mortgage-backed	393	(9)	192	(17)	585	(26)
Commercial mortgage-backed	1,594	(10)	—	—	1,594	(10)
Asset-backed	11,904	(90)	9,139	(68)	21,043	(158)
Total fixed maturities	$41,513	$(764)	$9,818	$(123)	$51,331	$(887)

	12 months or less		Longer than 12 months		Total
December 31, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. agency mortgage-backed	$17	$—	$12	$—	$29	$—
State and political subdivisions	2,320	(15)	—	—	2,320	(15)
Corporate and miscellaneous	5,177	(256)	254	(2)	5,431	(258)
Residential mortgage-backed	480	(10)	140	(17)	620	(27)
Commercial mortgage-backed	1,028	(46)	73	(7)	1,101	(53)
Asset-backed	34,859	(607)	11,247	(207)	46,106	(814)
Total fixed maturities	$43,881	$(934)	$11,726	$(233)	$55,607	$(1,167)

The indicated gross unrealized losses in all fixed maturity categories decreased to $887 from $1,167 at September 30, 2021 and December 31, 2020, respectively. Based on the Company’s current evaluation of its fixed maturities in an unrealized loss position, in accordance with our impairment policy and the Company’s current intentions regarding these securities, the Company concluded that these securities were not OTTI.

Information and concentrations related to fixed maturities in an unrealized loss position are included below. The tables below include the number of fixed maturities in an unrealized loss position for greater than and less than 12 months and the percentage that were investment grade at September 30, 2021.

	Unrealized Losses 12 months or less
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. agency mortgage-backed	2	2	—	—	100%
State and political subdivisions	53	53	—	—	100%
Corporate and miscellaneous	47	45	—	2	80%
Residential mortgage-backed	5	5	—	—	0%
Commercial mortgage-backed	6	6	—	—	100%
Asset-backed	43	43	—	—	100%
Total fixed maturities	156	154	-	2

	Unrealized Losses greater than 12 months
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. agency mortgage-backed	1	1	—	—	100%
Corporate and miscellaneous	1	1	—	—	100%
Residential mortgage-backed	5	5	—	—	100%
Commercial mortgage-backed	4	4	—	—	50%
Asset-backed	14	13	1	—	86%
Total fixed maturities	25	24	1	—

Note 3 – Policy Liabilities

Future Policy Benefits

Future policy benefits represent the reserve for direct and assumed traditional life insurance policies and annuities in payout status.

The annuities in payout status are certain structured settlement contracts. The policy liability for structured settlement contracts of $19,938 and $21,489 at September 30, 2021 and December 31, 2020, respectively, is computed as the present value of contractually specified future benefits. The amount included in the policy liability for structured settlements that are life contingent at September 30, 2021 and December 31, 2020, is $15,962 and $17,084, respectively.

To the extent that unrealized gains on fixed maturities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded. A liability of $6,871 and $8,010 is included as part of the liability for structured settlements with respect to this deficiency at September 30, 2021 and December 31, 2020, respectively. The offset to this liability is recorded as a reduction of the unrealized capital gains included in AOCI.

Participating life insurance in-force was 8.6% and 11.6% of the face value of total life insurance at September 30, 2021 and December 31, 2020, respectively.

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

Reinsurance recoverables are as follows:

	September 30,	December 31,
	2021	2020
Ceded future policy benefits	$141,944	$128,456
Claims and other amounts recoverables	33,687	29,559
Ending balance	$175,631	$158,015

The reconciliation of direct premiums to net premiums is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Direct premiums	$42,926	$39,097	$126,775	$105,620
Assumed premiums	9,524	9,205	27,639	27,277
Ceded premiums	(27,518)	(23,213)	(78,752)	(51,440)
Net insurance premiums	$24,932	$25,089	$75,662	$81,457

Net policy charges on universal life products were $46, $135, $43 and $130 for the three months and nine months ended September 30, 2021 and 2020, respectively, and are included in other income.

At September 30, 2021 and December 31, 2020, reserves related to fixed‑rate annuity deposits assumed from a former affiliate company amounted to approximately $73,006 and $74,918, respectively, and are included with policyholder account balances in the Interim Condensed Consolidated Balance Sheets.

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

The assets and liabilities within the Closed Block are included in the Company’s consolidated financial statements on the same basis as other accounts of the Company. The maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at September 30, 2021 and December 31, 2020 is $10,387 and $10,170 of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience, respectively.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block, which is referred to as the actuarial calculation. The actuarial calculation projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the actuarial calculation as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block. The review of Closed Block experience also includes consideration of whether a policy dividend obligation should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. At September 30, 2021 and December 31, 2020, the Company recognized a policyholder dividend obligation of $13,028 and $13,282, respectively, resulting from the excess of actual cumulative earnings over the expected cumulative earnings and from accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block.

The impacts on the Company’s comprehensive (loss) income from recognizing policyholder dividend obligations are as follows:

	September 30,	December 31,
	2021	2020
Actual cumulative (loss) income earnings over expected cumulative earnings	$(9,921)	$(9,284)
Income tax (benefit) expense	(2,084)	(1,950)
Net (loss) income impact	(7,837)	(7,334)
Accumulated net unrealized investment (losses) gains	(3,107)	(3,998)
Income tax (benefit) expense	(652)	(839)
Other comprehensive (loss) income impact	(2,455)	(3,159)
Comprehensive (loss) income impact	$(10,292)	$(10,493)

Information regarding the Closed Block liabilities (assets) designated to the Closed Block is as follows:

	September 30,	December 31,
Closed Block Liabilities	2021	2020
Future policy benefits and claims	$33,125	$38,110
Policyholder account balances	7,001	7,272
Other policyholder liabilities	4,205	6,360
Policyholder dividend obligations	13,028	13,282
Other liabilities (assets)	(632)	(619)
Total Closed Block liabilities	56,727	64,405
Assets Designated to the Closed Block
Investments:
Fixed maturities - available-for-sale (amortized cost $38,329 and $37,364, respectively)	43,246	43,738
Policyholder loans	1,198	1,245
Total investments	44,444	44,983
Cash, cash equivalents and restricted cash	663	2,614
Premiums due and uncollected	1,782	1,029
Accrued investment income	425	427
Reinsurance recoverables	16,430	22,689
Deferred income tax assets, net	3,311	3,130
Total assets designated to the Closed Block	67,055	74,872
Excess of Closed Block assets over liabilities	10,328	10,467
Amounts included in accumulated other comprehensive income:
Unrealized investment gains (losses), net of income tax	3,885	5,035
Allocated to policyholder dividend obligations, net of income tax	(2,455)	(3,159)
Total amounts included in accumulated other comprehensive income	1,430	1,876
Maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities (includes excess assets of $10,387 and $10,170, respectively)	$(8,898)	$(8,591)

	September 30,	December 31,
Policyholder Dividend Obligations	2021	2020
Beginning balance	$13,282	$11,453
Impact from earnings allocable to policyholder dividend obligations	637	235
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligations	(891)	1,594
Ending balance	$13,028	$13,282

Information regarding the Closed Block revenues and expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Net insurance premiums	$530	$719	$2,225	$7,173
Net investment income	391	369	1,106	1,131
Realized gains	(7)	1	29	32
Total revenues	914	1,089	3,360	8,336
Benefits and expenses
Life and annuity benefits - including policyholder dividends of $269, $265, $892 and $965 respectively	809	1,045	3,504	6,923
Interest credited to policyholder account balances	44	46	130	138
Operating costs and expenses	(223)	(138)	(662)	3,371
Total expenses	630	953	2,972	10,432
Revenues, net of expenses before provision for income tax expense (benefit)	284	136	388	(2,096)
Income tax expense (benefit)	60	29	82	(440)
Revenues, net of expenses and provision for income tax expense (benefit)	$224	$107	$306	$(1,656)

The Company charges the Closed Block with federal income taxes and state and local premium taxes, policy maintenance costs and investment management expenses relating to the Closed Block as provided in the Closed Block Memorandum.

The following table presents the amortized cost and fair value of the Closed Block fixed maturities portfolio by contractual maturity at September 30, 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
Due in one year or less	$501	$510
Due after one year through five years	8,688	9,331
Due after five years through ten years	3,621	4,574
Due after ten years	22,693	26,010
Securities not due at a single maturity date — primarily mortgage and asset- backed	2,826	2,821
Total fixed maturities	$38,329	$43,246

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

Federal Home Loan Bank of Chicago

The Company is a member of the Federal Home Loan Bank of Chicago (FHLBC). As a member, the Company is able to borrow on a collateralized basis from the FHLBC which can be used as an alternative source of liquidity. The FHLBC membership requires the Company to own member stock. At September 30, 2021 and December 31, 2020, the Company held $115 of FHLBC common stock. The Company's ability to borrow under this facility is subject to the FHLBC's discretion and requires the availability of qualifying assets. As of September 30, 2021 and December 31, 2020, the Company had not pledged any assets and there were no outstanding borrowings.

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

Recurring and Non-Recurring Fair Value Measurements

The Company’s assets that are carried at fair value on a recurring and non-recurring basis, by fair value hierarchy level, are as follows:

September 30, 2021	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$11,937	$—	$11,937
U.S. agency mortgage-backed	—	17,614	—	17,614
State and political subdivisions	—	61,477	511	61,988
Corporate and miscellaneous	2,888	159,555	18,536	180,979
Foreign government	—	411	—	411
Residential mortgage-backed	—	6,304	—	6,304
Commercial mortgage-backed	—	20,305	—	20,305
Asset-backed	—	58,744	2,856	61,600
Total fixed maturities	2,888	336,347	21,903	361,138
Equity securities	—	—	—	—
Total recurring assets	$2,888	$336,347	$21,903	$361,138

December 31, 2020	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$14,272	$—	$14,272
U.S. agency mortgage-backed	—	22,476	—	22,476
State and political subdivisions	—	60,908	521	61,429
Corporate and miscellaneous	2,685	157,935	8,433	169,053
Foreign government	—	176	—	176
Residential mortgage-backed	—	6,421	—	6,421
Commercial mortgage-backed	—	20,017	—	20,017
Asset-backed	—	68,706	1,301	70,007
Total fixed maturities	2,685	350,911	10,255	363,851
Equity securities	3,833	15	—	3,848
Total recurring assets	$6,518	$350,926	$10,255	$367,699

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

		Total gains (losses) included in:
	Balance at January 1, 2021	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at September 30, 2021
Financial Assets
Fixed maturities
State and political subdivision	$521	$—	$(10)	$—	$—	$—	$—	$511
Corporate and miscellaneous	8,433	(40)	—	12,664	—	(8)	(2,513)	18,536
Asset-backed	1,301	—	46	1,628	—	(119)	—	2,856
Total assets	$10,255	$(40)	$36	$14,292	$—	$(127)	$(2,513)	$21,903

		Total gains (losses) included in:
	Balance at January 1, 2020	Net Income	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2020
Financial Assets
Fixed maturities
State and political subdivisions	$—	$—	$21	$500	$—	$—	$—	$521
Corporate and miscellaneous	—	42	120	8,271	—	—	—	8,433
Asset-backed	1,215	—	(34)	292	—	(172)	—	1,301
Total assets	$1,215	$42	$107	$9,063	$—	$(172)	$—	$10,255

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

		Estimated Fair Value
September 30, 2021	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$48,874	$—	$—	$43,907	$43,907
Policyholder loans	6,269	—	—	8,147	8,147
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$23,159	$—	$—	$19,970	$19,970
Long/short-term debt	26,764	—	—	33,063	33,063
Policyholder account balances	81,708	—	—	88,858	88,858

		Estimated Fair Value
December 31, 2020	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$50,427	$—	$—	$46,816	$46,816
Policyholder loans	6,414	—	—	8,335	8,335
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$24,495	$—	$—	$20,454	$20,454
Long/short-term debt	30,478	—	—	37,033	37,033
Policyholder account balances	83,869	—	—	92,190	92,190

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.

Mortgage Loans — Fair value was based on the discounted value of future cash flows for all first mortgage loans adjusted for specific loan risk. The discount rate was based on the rate that would be offered for similar loans at the reporting date. Fair value excludes $2,399 and $2,675 of second and mezzanine mortgages carried at cost for which fair value is not measurable at September 30, 2021 and December 31, 2020, respectively.

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

Note 8 – Long and Short-Term Debt

The Company originally entered into a financing arrangement with an external party in January 2018, from which the Company receives an advanced commission-based payment for certain Insurance Segment term policies sold through the Agency Segment, in exchange for a level commission that is paid by the Company over the period the policy remains in-force. The Company’s arrangement with the external party allows the Company to finance up to $30 million of commission. At September 30, 2021 and December 31, 2020, the Company had a net advance of $22,670 and $27,533, respectively, under this arrangement. At September 30, 2021, the Company expects to pay back the aggregate amounts as presented in the following table.

September 30, 2020
Due in one year or less	$3,966
Due after one year through two years	3,607
Due after two years through three years	3,372
Due after three years through four years	3,193
Due after four years through five years	3,049
Due after five years	22,525
Less discount	(12,948)
Total long/short-term debt	$26,764

Note 9 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of taxes are as follows:

	2021			2020
	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at beginning of year	$362	$16,239	$16,601	$362	$8,395	$8,757

Third Quarter
Other comprehensive income (loss)	—	(1,635)	(1,635)	—	3,010	3,010
Deferred Income tax (expense) benefit	—	343	343	—	(632)	(632)
Third Quarter, net	—	(1,292)	(1,292)	—	2,378	$2,378

Year to Date
Other comprehensive (loss) income	—	(5,832)	(5,832)	—	6,783	6,783
Deferred Income tax benefit (expense)	—	1,225	1,225	—	(1,427)	(1,427)
Year to Date, net	—	(4,607)	(4,607)	—	5,356	5,356

Balance at end of period	$362	$11,632	$11,994	$362	$13,751	$14,113

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

The segment results are as follows:

	Three Months Ended September 30, 2021				Three Months Ended September 30, 2020
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Net insurance premiums	$24,932	$—	$—	$24,932	$25,089	$—	$—	$25,089
Net investment income	3,312	—	65	3,377	3,436	—	4	3,440
Net realized investment (losses) gains	(266)	—	140	(126)	(272)	—	(3)	(275)
Other-than-temporary-impairments	—	—	—	—	(13)	—	—	(13)
Earned commissions	—	11,739	(107)	11,632	—	11,513	(4,412)	7,101
Other income	65	2,057	—	2,122	63	1,130	—	1,193
Total revenues	28,043	13,796	98	41,937	28,303	12,643	(4,411)	36,535
Life, annuity, and health claim benefits	19,938	—	—	19,938	16,952	—	—	16,952
Operating costs and expenses	5,846	15,386	3,305	24,537	4,523	12,433	1,510	18,466
Amortization of deferred policy acquisition costs	3,297	—	—	3,297	4,429	—	—	4,429
Total benefits and expenses	29,081	15,386	3,305	47,772	25,904	12,433	1,510	39,847
(Loss) income before income tax	$(1,038)	$(1,590)	$(3,207)	$(5,835)	$2,399	$210	$(5,921)	$(3,312)

	Nine Months Ended September 30, 2021				Nine Months Ended September 30, 2020
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Net insurance premiums	$75,662	$—	$—	$75,662	$81,457	$—	$—	$81,457
Net investment income	10,071	—	170	10,241	10,369	—	99	10,468
Net realized investment gains (losses)	1,958	—	729	2,687	(2,022)	—	(3)	(2,025)
Other-than-temporary-impairment	(3)	—	—	(3)	(67)	—	—	(67)
Earned commissions	—	36,027	(1,965)	34,062	—	32,940	(17,311)	15,629
Other income	202	5,289	—	5,491	262	3,779	—	4,041
Total revenues	87,890	41,316	(1,066)	128,140	89,999	36,719	(17,215)	109,503
Life, annuity, and health claim benefits	60,793	—	—	60,793	60,193	—	—	60,193
Operating costs and expenses	18,012	43,694	8,907	70,613	21,015	37,822	1,814	60,651
Amortization of deferred policy acquisition costs	10,475	—	—	10,475	9,196	—	—	9,196
Total benefits and expenses	89,280	43,694	8,907	141,881	90,404	37,822	1,814	130,040
(Loss) income before income tax	$(1,390)	$(2,378)	$(9,973)	$(13,741)	$(405)	$(1,103)	$(19,029)	$(20,537)

	September 30, 2021				December 31, 2020
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Investments and cash	$424,141	$1,941	$12,274	$438,356	$436,757	$3,469	$20,829	$461,055
Commissions and agent balances	10,661	20,334	69	31,064	(12,231)	31,651	106	19,526
Deferred policy acquisition costs	93,740	—	—	93,740	87,212	—	—	87,212
Intangible assets	—	1,635	—	1,635	—	1,635	—	1,635
Reinsurance recoverables	175,631	—	—	175,631	158,015	—	—	158,015
Deferred income tax (liabilities) assets, net	(4,256)	—	17,331	13,075	(7,351)	—	18,277	10,926
Other	25,058	4,777	3,880	33,715	23,845	2,909	3,641	30,395
Total assets	$724,975	$28,687	$33,554	$787,216	$686,247	$39,664	$42,853	$768,764

The Company’s investment in equity method investees and the related equity income is attributable to the Corporate & Other Segment.

All the Company’s significant revenues and long-lived assets are located in the United States, which is the Company’s country of domicile.
Note 11 –Subsequent Events

Management has evaluated subsequent events up to and including November 15, 2021, the date these Interim Condensed Consolidated Financial Statements were issued and determined there were no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2021 and 2020

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

COVID-19

The Company continues to monitor the effects of the changing economic environment on our fixed maturities portfolio and currently have a number of securities on our watch list, which are mainly concentrated in the oil and gas and airline sectors. Our assessment through September 30, 2021 has resulted in no additional material OTTI due to COVID-19 and the recent market events.

In response to the economic impact related to COVID-19, concessions were granted to certain of the Company’s mortgage loan borrowers in the third quarter of 2021, including payment deferrals and other loan modifications. At September 30, 2021, the Company held 2 mortgage loans where requests for temporary modifications were granted. The total loan balance for these 3 loans amounted to $0.8 million or about 2% of the mortgage loan portfolio at September 30, 2021.

In the three months ended September 30, 2021 and September 30, 2020, the Company had an estimated $3.3 million and $0.9 million, respectively in net reported policyholder claims that included COVID-19 as a contributing cause of death. In the nine months ended September 30, 2021 and September 30, 2020, the Company had an estimated $7.2 million and $1.8 million, respectively in net reported policyholder claims that included COVID-19 as a contributing cause of death.

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

Results of Operations

The major components of operating revenues, benefits and expenses and net (loss) income were as follows:

Vericity, Inc. Consolidated Results of Operations

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2021	2020	2021	2020
Net insurance premiums	$24,932	$25,089	$75,662	$81,457
Net investment income	3,377	3,440	10,241	10,468
Net realized investment (losses) gains	(126)	(275)	2,687	(2,025)
Other-than-temporary-impairments	—	(13)	(3)	(67)
Earned commissions	11,632	7,101	34,062	15,629
Insurance lead sales	2,057	1,130	5,289	3,779
Other income	65	63	202	262
Total revenues	41,937	36,535	128,140	109,503
Benefits and expenses
Life, annuity, and health claim benefits	19,192	16,183	58,574	57,860
Interest credited to policyholder account balances	746	769	2,219	2,333
Operating costs and expenses	24,537	18,466	70,613	60,651
Amortization of deferred policy acquisition costs	3,297	4,429	10,475	9,196
Total benefits and expenses	47,772	39,847	141,881	130,040
(Loss) income before income taxes	(5,835)	(3,312)	(13,741)	(20,537)
Income tax expense (benefit)	(248)	(56)	(924)	(1,931)
Net (loss) income	$(5,587)	$(3,256)	$(12,817)	$(18,606)

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Total Revenues

For the three months ended September 30, 2021, total revenues were $41.9 million compared to $36.5 million for the three months ended September 30, 2020. This increase of $5.4 million resulted from an increase in earned commissions and insurance lead sales, partially offset by lower net insurance premiums.

Benefits and Expenses

For the three months ended September 30, 2021, total benefits and expenses were $47.8 million compared to $39.8 million for the three months ended September 30, 2020. This increase of $8.0 million was primarily due to higher operating costs and expenses and higher claim benefits, partially offset by lower deferred policy acquisition costs.

(Loss) Income Before Income Taxes

For the three months ended September 30, 2021, net loss before taxes was $5.8 million compared to net loss before taxes of $3.3 million for the three months ended September 30, 2020. The increased net loss of $2.5 million was primarily due to higher claim benefits and operating expenses, partially offset by increased earned commissions and insurance lead sales and lower deferred policy acquisition costs.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Total Revenues

For the nine months ended September 30, 2021, total revenues were $128.1 million compared to $109.5 million for the nine months ended September 30, 2020. This increase of $18.6 million resulted from an increase in earned commissions, net realized investment gains and insurance lead sales, partially offset by lower net insurance premiums and net investment income.

Benefits and Expenses

For the nine months ended September 30, 2021, total benefits and expenses were $141.9 million compared to $130.0 million for the nine months ended September 30, 2020. This increase of $11.9 million was primarily due to higher operating costs and expenses, amortization of deferred policy acquisition costs expenses and higher claim benefits.

(Loss) Income Before Income Taxes

For the nine months ended September 30, 2021, net loss before taxes was $13.7 million compared to net loss before taxes of $20.5 million for the nine months ended September 30, 2020. The lower net loss of $6.8 million was primarily due to increases in earned commissions and net realized gains, partially offset by increased operating costs and expenses, amortization of deferred policy acquisition costs expenses and higher claim benefits.

Analysis of Segment Results

Reconciliation of Segment Results to Consolidated Results

The following analysis reconciles the reported segment results to the Company’s total consolidated results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
(Loss) income before income tax by segment
Agency	$(1,590)	$210	$(2,378)	$(1,103)
Insurance	(1,038)	2,399	(1,390)	(405)
Corporate & Other	(3,207)	(5,921)	(9,973)	(19,029)
(Loss) income before income taxes	(5,835)	(3,312)	(13,741)	(20,537)
Income tax (benefit) expense	(248)	(56)	(924)	(1,931)
Net (loss) income	$(5,587)	$(3,256)	$(12,817)	$(18,606)

Agency Segment

The results of our Agency Segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Revenues
Earned commissions	$11,739	$11,513	$36,027	$32,940
Insurance lead sales	2,057	1,130	5,289	3,779
Total revenues	13,796	12,643	41,316	36,719
Expenses
Operating costs and expenses	15,386	12,433	43,694	37,822
Total expenses	15,386	12,433	43,694	37,822
(Loss) income before income taxes	$(1,590)	$210	$(2,378)	$(1,103)

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Earned Commissions

For the three months ended September 30, 2021, earned commissions were $11.7 million compared to $11.5 million for the three months ended September 30, 2020. This increase of $0.2 million resulted from higher sales in the retail channel, which was primarily driven by increased agent productivity, partially offset by lower sales in the wholesale channel.

Insurance Lead Sales

For the three months ended September 30, 2021 insurance lead sales were $2.1 million compared to $1.1 million for the three months ended September 30, 2020. This increase of $1.0 million was primarily due to higher click-through revenue.

Operating Costs and Expenses

For the three months ended September 30, 2021, operating costs and expenses were $15.4 million compared to $12.4 million for the three months ended September 30, 2020. This increase of $3.0 million was primarily due to increased variable costs of $2.0 million and costs related to technology and marketing capabilities of $1.0 million.

(Loss) Income Before Income Taxes

For the three months ended September 30, 2021, the Agency Segment net loss was $1.6 million compared to net income of $0.2 million for the three months ended September 30, 2020. This decrease in net income of $1.8 million was the result of higher operating costs and expenses, partially offset by increases in earned commissions and insurance lead sales.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Earned Commissions

For the nine months ended September 30, 2021, earned commissions were $36.0 million compared to $32.9 million for the nine months ended September 30, 2020. This increase of $3.1 million resulted from increased sales in the retail channel, which was primarily driven by increased marketing efforts and efficiency and agent productivity, partially offset by lower sales in the wholesale channel.

Insurance Lead Sales

For the nine months ended September 30, 2021, insurance lead sales were $5.3 million compared to $3.8 million for the nine months ended September 30, 2020. This increase of $1.5 million was primarily due to higher click-through revenue.

Operating Costs and Expenses

For the nine months ended September 30, 2021, operating costs and expenses were $43.7 million compared to $37.8 million for the nine months ended September 30, 2020. This increase of $5.9 million was primarily due to increased variable costs of $3.7 million and costs related to technology and marketing capabilities of $2.2 million.

(Loss) Income Before Income Taxes

For the nine months ended September 30, 2021, the Agency Segment net loss was $2.4 million compared to net loss of $1.1 million for the nine months ended September 30, 2020. This increase in net loss of $1.3 million was the result of increased operating costs and expenses, partially offset by earned commissions and insurance lead sales.

Insurance Segment

The results of our Insurance Segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Revenues
Net insurance premiums	$24,932	$25,089	$75,662	81,457
Net investment income	3,312	3,436	10,071	10,369
Net realized investment (losses) gains	(266)	(272)	1,958	(2,022)
Other-than-temporary-impairments	—	(13)	(3)	(67)
Other income	65	63	202	262
Total revenues	28,043	28,303	87,890	89,999
Benefits and expenses
Life, annuity, and health claim benefits	19,216	16,183	58,574	57,860
Interest credited to policyholder account balances	722	769	2,219	2,333
Operating costs and expenses	5,846	4,523	18,012	21,015
Amortization of deferred policy acquisition costs	3,297	4,429	10,475	9,196
Total benefits and expenses	29,081	25,904	89,280	90,404
(Loss) income before income taxes	$(1,038)	$2,399	$(1,390)	$(405)

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Net Insurance Premiums

For the three months ended September 30, 2021, net insurance premiums were $24.9 million compared to $25.1 million for the three months ended September 30, 2020. The decrease of $0.2 million in net insurance premiums was primarily due to a decrease in our Closed Block. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Net Investment Income

For the three months ended September 30, 2021, net investment income decreased to $3.3 million compared to $3.4 million for the three months ended September 30, 2020. The $0.1 million decrease was mainly due to lower book yields in the mortgage loan portfolio. For more information on net investment income, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Life, Annuity and Health Claim Benefits

For the three months ended September 30, 2021, life, annuity and health claim benefits were $19.2 million compared with $16.2 million for the three months ended September 30, 2020. This increase of $3.0 million was primarily due to an increase in Core life and Non-Core life net claim benefits of $4.5 million and a decrease in future policy benefit reserves of $1.2 million. In addition, Closed Block decreased by $0.2 million. The increase in net incurred policyholder claims that included COVID-19 as a contributing cause of death was $2.4 million. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Operating Costs and Expenses

For the three months ended September 30, 2021, operating costs and expenses were $5.8 million compared to $4.5 million for the three months ended September 30, 2020. The $1.3 million increase was attributable to an increase in operating expenses of $1.9 million primarily attributable to depreciation on capitalized projects, partially offset by increased reinsurance allowances due to direct premium growth in our core and non-core products of $0.6 million.

Amortization of Deferred Policy Acquisition Costs

For the three months ended September 30, 2021, amortization of deferred policy acquisition costs was $3.3 million compared to $4.4 million for the three months ended September 30, 2020. The decrease of $1.1 million relates to changes in our distribution channel resulting from the AmeriLife agreement.

(Loss) Income Before Income Taxes

For the three months ended September 30, 2021, net loss was $1.0 million compared to net income of $2.4 million for the three months ended September 30, 2020. This decrease in net income of $3.4 million resulted primarily from a $3.0 million increase in life, annuity and health claim benefits, and operating expenses of $1.3 million, partially offset by a decrease of $1.1 million in amortization of deferred policy acquisition costs.

Nine Months Ended September 30, 2021 Compared to the Nine months ended September 30, 2020

Net Insurance Premiums

For the nine months ended September 30, 2021, net insurance premiums were $75.7 million compared to $81.5 million for the nine months ended September 30, 2020. This decrease of $5.8 million in net insurance premiums was primarily due to a decrease of $4.9 million related to Closed Block and a decrease in our Core Life lines of $0.7 million, mainly driven by decreases in LifeTime Benefit Term (LBT) and RAPIDecision® Life. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Net Investment Income

For the nine months ended September 30, 2021, net investment income was $10.1 million compared to $10.4 million for the nine months ended September 30, 2020. The decrease was mainly due to lower invested asset base in short term investments and lower fixed maturity yields, partially offset by an increase in mortgage loan income, primarily driven by increased prepayment penalty income.

Net Realized Investment Gains

For the nine months ended September 30, 2021, net realized investment gains increased to $2.0 million compared to a loss of $2.0 million for the nine months ended September 30, 2020. The $4.0 million increase was mainly due to the equity portfolio which incurred mark to market gains of $1.0 million and losses of $2.6 million in the first nine months of 2021 and 2020, respectively, and $0.4 million higher realized gains on other invested assets related to net asset value changes.

Life, Annuity and Health Claim Benefits

For the nine months ended September 30, 2021, life, annuity and health claim benefits were $58.6 million compared with $57.9 million for the nine months ended June 30, 2020. The increase of $0.7 million was primarily due to an increase in Core life and Non-Core life net claim benefits of $8.3 million, partially offset by a decrease in future policy benefit reserves of $4.3 million. This increase was partially offset by a decrease in Closed Block of $3.4 million. The increase in net incurred policyholder claims that included COVID-19 as a contributing cause of death was $5.4 million. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Operating Costs and Expenses

For the nine months ended September 30, 2021, operating costs and expenses decreased to $18.0 million from $21.0 million for the nine months ended September 30, 2020. The decrease of $3.0 million was primarily due to an increase in ceded allowances of $6.2 million, which includes $3.9 million related to Closed Block and $2.3 million in our core and non-core products due to direct premium growth. Other operating expenses increased by $3.2 million primarily attributable to depreciation on capitalized projects. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

Amortization of Deferred Policy Acquisition Costs

For the nine months ended September 30, 2021, amortization of deferred policy acquisition costs was $10.5 million compared to $9.2 million for the nine months ended September 30, 2020. The increase of $1.3 million includes an increase in the Closed Block of $2.2 million and Core and Non-core of $0.8 million, partially offset by a reduction of $1.8 million related to changes in our distribution channel resulting from the AmeriLife agreement. See “Closed Block” section in this Form 10-Q for further discussion regarding Closed Block and “Note 5—Closed Block” in the accompanying Notes to the Interim Condensed Consolidated Financial Statements.

(Loss) Income Before Income Taxes

For the nine months ended September 30, 2021, net loss was $1.4 million compared to net loss of $0.4 million for the nine months ended September 30, 2020. This increased loss of $1.0 million resulted primarily from decreases in net insurance premiums of $5.7 million, an increase in amortization of deferred acquisition costs of $1.3 million and $0.6 million in life, annuity and health claim benefits, partially offset by $4.0 million increase in net realized investment gains and lower operating costs and expenses of $2.6 million.

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

The maximum future earnings to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at September 30, 2021 and December 31, 2020, are $10.4 million and $10.2 million, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

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

Corporate & Other Segment

The results of the Corporate & Other Segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(dollars in thousands)		(dollars in thousands)
Revenues
Net investment income	$65	$4	$170	$99
Net realized investment gains	140	(3)	729	(3)
Earned commissions	(107)	(4,412)	(1,965)	(17,311)
Total revenues	98	(4,411)	(1,066)	(17,215)
Expenses
Operating costs and expenses	3,305	1,510	8,907	1,814
Total expenses	3,305	1,510	8,907	1,814
(Loss) income before income taxes	$(3,207)	$(5,921)	$(9,973)	$(19,029)

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Net Realized Investment Gains

For the three months ended September 30, 2021, net realized investment gains were $0.1 million compared to $0.0 million for the three months ended September 30, 2020. This change is a result of gains from other invested assets related to net asset value changes.

Earned Commissions

For the three months ended September 30, 2021, earned commissions were ($0.1) million compared to ($4.4) million for the three months ended September 30, 2020. This increase is attributable to the elimination of lower intersegment earned commissions resulting from declining intersegment sales.

Operating Expenses

For the three months ended September 30, 2021, operating expenses were $3.3 million compared to $1.5 million for the three months ended September 30, 2020. The increase of $1.8 million is primarily related to $1.4 million lower deferral of internal agent selling expenses from lower intersegment sales and $0.4 million of other corporate initiatives.

(Loss) Income Before Income Taxes

For the three months ended September 30, 2021, net loss decreased from $5.9 million to $3.2 million for the three months ended September 30, 2020. The reduced loss is primarily a result of lower intersegment sales.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Net Realized Investment Gains

For the nine months ended September 30, 2021, net realized investment gains were $0.7 million compared to $0.0 million for the nine months ended September 30, 2020. This change is a result of gains from other invested assets related to net asset value changes.

Earned Commissions

For the nine months ended September 30, 2021, earned commissions were ($2.0) million compared to ($17.3) million for the nine months ended September 30, 2020. This increase is attributable to the elimination of lower intersegment earned commissions resulting from declining intersegment sales.

Operating Expenses

For the nine months ended September 30, 2021, operating expenses were $8.9 million compared to $1.8 million for the nine months ended September 30, 2020. The increase of $7.1 million is primarily related to $6.8 million lower deferral of internal agent selling expenses related to lower intersegment sales and $0.3 million of other corporate initiatives.

(Loss) Income Before Income Taxes

For the nine months ended September 30, 2021, net loss decreased from $19.0 million to $10.0 million for the nine months ended September 30, 2020. The reduced loss is primarily a result of lower intersegment sales and net realized investment gains.

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

The following table shows the distribution of the fixed maturities classified as available-for-sale by quality rating using the rating assigned by Standard & Poor’s (S&P), a nationally recognized statistical rating organization. For securities where the S&P rating is not available (not rated), the NAIC rating is used. Over the periods presented, we have maintained a consistent weighted average bond quality rating of “A.” The percentage allocation of total investment grade securities was 95.8% and 97.9% at September 30, 2021 and December 31, 2020, respectively.

	Estimated Fair Value
	September 30, 2021		December 31, 2020
	(dollars in thousands)
S&P Rating
AAA	$77,939	21.5%	$91,153	25.2%
AA	75,781	21.0%	75,167	20.7%
A	81,957	22.7%	95,263	26.2%
BBB	71,115	19.7%	72,945	20.0%
Not rated	39,190	10.9%	21,261	5.8%
Total investment grade	345,982	95.8%	355,789	97.9%
BB	6,871	1.9%	4,814	1.3%
B	3,358	0.9%	2,627	0.7%
CCC	362	0.1%	418	0.1%
D	4	0.0%	5	0.0%
Not Rated	4,561	1.3%	198	0.0%
Total below investment grade	15,156	4.2%	8,062	2.1%
Total	$361,138	100.0%	$363,851	100.0%

The following table sets forth the maturity profile of our fixed maturities at September 30, 2021 from December 31, 2020. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	September 30, 2021				December 31, 2020
(dollars in thousands)	Amortized Cost	%	Estimated Fair Value	%	Amortized Cost	%	Estimated Fair Value	%
Due in one year or less	$2,143	0.6%	$2,171	0.6%	$9,296	2.8%	$9,371	2.6%
Due after one year through five years	38,563	11.6%	41,652	11.5%	42,301	12.9%	46,085	12.7%
Due after five years through ten years	60,036	18.0%	64,052	17.7%	41,115	12.5%	45,997	12.6%
Due after ten years	129,533	38.9%	147,440	40.9%	119,693	36.5%	143,477	39.4%
Securities not due at a single maturity date-primarily mortgage and asset-backed securities	103,137	30.9%	105,823	29.3%	115,858	35.3%	118,921	32.7%
Total fixed maturities	$333,412	100.0%	$361,138	100.0%	$328,263	100.0%	$363,851	100.0%

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

Net Investment Income

One key measure of our net investment income is the book yield on our holdings of fixed maturities classified as available-for-sale. Fair value of these securities totaled $361.1 million and $363.9 million as of September 30, 2021 and December 31, 2020, respectively. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying investments for the period. For the nine months ended September 30, 2021 and 2020, our book yield on fixed maturities available-for-sale was 3.6% and 3.9%, respectively. See “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Interest Credited to Policyholder Account Balances

Included with the future policy benefits is the liability for contract holder deposits on deferred annuity contracts assumed through two reinsurance agreements effective in 1991 and 1992 and certain other policy funds left on deposit with the Company. The aggregate liability for deposits is as follows:

	September 30, 2021	December 31, 2020	September 30, 2021	September 30, 2020
	Ending Balance	Ending Balance	Year to Date Interest Credited	Year to Date Interest Credited
	(dollars in thousands)
Annuity contract holder deposits—assumed	$73,006	$74,918	$2,062	$2,164
Dividends left on deposit	7,001	7,271	130	138
Other	1,701	1,680	27	31
Total	$81,708	$83,869	$2,219	$2,333

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

Unrealized Holding Gains (Losses)

The Company records capital appreciation/depreciation on the available-for-sale fixed maturities. At September 30, 2021 and 2020, accumulated other comprehensive income, from mark-to-market adjustments of our available-for-sale fixed income securities, net of federal income taxes and reserves was $4.6 million and $5.4 million, respectively. See “Note 9 – Accumulated other comprehensive income (loss)” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Financial Position

At September 30, 2021, we had total assets of $787.2 million compared to total assets at December 31, 2020 of $768.8 million, a increase of $18.4 million. Reinsurance recoverables increased $17.6 million as a result of a $18.8 million increase in ceded policy and claim reserves partially offset by a decrease of $1.2 million related to timing of settlements of reinsured claims. Commission and agent balances increased $11.5 million due to increases in agent debit balances as result of changes in commission payment structures and increased production. Deferred policy acquisition costs increased $6.5 million primarily due to deferrals on new business in excess of amortization. Other assets increased $3.2 million, primarily due to increases internally developed software. Deferred income taxes increased $2.2 million, primarily due to a deferred tax credit as a result of net loss and tax on unrealized investment market losses. The above increases were partially offset by the following: Cash and cash equivalents decrease of $15.5 million is attributable to cash used in operating, investing and financing activities. See Cash Flows section for further discussion on changes in cash. The invested asset base decreased $7.2 million, mainly due to $7.9 million in net unrealized losses offset by net purchases. In the third quarter of 2021, the Company sold all assets in the equity portfolio and used the proceeds to purchase fixed maturities.

At September 30, 2021, we had total liabilities of $609.4 million compared to total liabilities of $573.5 million at December 31, 2020, an increase of $35.9 million. Future policy benefits and claims increased $26.3 million, primarily due to a $32.7 million increase in Core Life and Non-Core Life lines resulting from growth of the underlying blocks of business, partially offset by decreases in Annuities and assumed life of $1.5 million and Closed Block of $4.9 million. Other policyholder liabilities increased $8.1 million due to increased claims incurred during the year. Other liabilities increased $5.8 million, primarily related to higher operating expense accruals and timing of investment trades. In addition, reinsurance liabilities and payables increased $1.8 million, primarily related to timing of ceded premium payments. The increases were partially offset by a decrease in debt of $3.7 million related to net payments under our commission financing agreement with Hannover Life and a $2.2 million decrease in Policyholder account balances, largely due to annuity payments.

At September 30, 2021, total equity decreased to $177.8 million from $195.2 million at December 31, 2020. This decrease in equity of $17.4 million was attributable to decreases in retained earnings of $12.8 million due to net loss and other comprehensive loss of $4.6 million related to market declines in fixed maturities.

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

Under our commission financing arrangement with Hannover Life, Fidelity Life is able to pay level annual commissions instead of first year only commissions to Efinancial for sales of RAPIDecision® Life policies and Hannover Life advances to Efinancial amounts approximately equal to first year only commissions for sales of those policies. This arrangement reduces Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business while helping to provide liquidity for Efinancial through the receipt of larger first year only commissions. In the first quarter of 2021, the Company ceased new advances on this financing arrangement. As of September 30, 2021 and December 31, 2020, we had net advances of $22.7 million and $27.5 million, respectively, under this arrangement.

We are a member of the Federal Home Loan Bank of Chicago (the “FHLBC”). As a member, we are able to borrow on a collateralized basis from the FHLBC. We own FHLBC common stock with a book value of $0.1 million, The Company's ability to borrow under this facility is subject to the FHLBC's discretion and requires the availability of qualifying assets, Interest on borrowed funds is charged at variable rates established from time to time by the FHLBC based on the interest rate option selected at the time of the borrowing. There have been no borrowings from the FHLBC during 2021 and 2020.

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

Cash Flows

For the nine months ended September 30, 2021, the Company had a net decrease in cash of $15.5 million compared to a net increase of $2.4 million for the nine months ended September 30, 2020.

The decrease in cash flows from operating activities is primarily due to increased paid claims and timing related to reinsurance recoverables, partially offset by sales of equity securities.

Cash flows from investing activities mainly includes our fixed maturities, mortgage loans, and equity holdings. Period to period, the cash flows associated with the changes in these portfolios will vary between cash sources and cash uses depending on the need for cash or the excess of cash from operating activities, as well as portfolio trading due to investment market conditions. In the first nine months of 2021 cash of $7.7 million was used to acquire $4.9 million of capitalized software and net invested assets purchases of $2.8 million.

Cash flows from financing activities declined due to changes in the commission financing arrangement. Also included in financing cash are cash withdrawals by contract holders of annuities that were primarily written in the late 1980s.

The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020
	(dollars in thousands)
Consolidated Summary of Cash Flows
Net cash provided (used) by operating activities	$1,265	$2,112
Net cash (used) provided by investing activities	(7,688)	(925)
Net cash (used) by financing activities	(9,107)	1,223
Net (decrease) increase in cash, cash equivalents and restricted cash	$(15,530)	$2,410

Recent Accounting Pronouncements

All applicable adopted accounting pronouncements have been reflected in our Interim Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2021. See “Note 1 – Summary of Significant Accounting Policies” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Vericity, Inc.

Date: November 15, 2021	By:	/s/ Chris S. Kim
Chris S. Kim
Executive Vice President, Chief Financial Officer and Treasurer