Form 10-K
period 2021-12-31
Vericity, Inc.
filed 2022-03-31
CIK 1575434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The number of shares of Registrant’s Common Stock outstanding as of March 30, 2022 was 14,875,000.

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

Efinancial markets life products for Fidelity Life and other unaffiliated insurance companies. Efinancial’s primary operations are conducted through employee agents from call centers which we refer to as our retail channel, and through independent agents and other marketing organizations, which we refer to as our wholesale channel. Efinancial’s principal office is located in Bellevue, Washington.

We believe our ability to unconditionally issue policies either during or within 24 to 48 hours of the initial call differentiates us from our competitors. Leveraging our patented RAPIDecision® sales and underwriting processes, we can sell a life insurance policy to a consumer before medical underwriting is complete. We are able to complete an initial underwriting process for most of our life insurance applicants either during or shortly after the initial call, and if not, within 24 to 48 hours after that initial call. For the year ended December 31, 2021, approximately 90% of our policy applications processed through our RAPIDecision® underwriting process received an underwriting disposition on or shortly after the initial sales call. Approximately one-half of the remaining applications received final underwriting decisions within the next 24 to 48 hours.

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

For the years ended December 31, 2021 and 2020, we had total consolidated revenue of $176.6 million and $147.8 million, net life premium revenue of $108.0 million and $108.0 million, and a net loss of $16.7 million and $25.0 million, respectively. As of December 31, 2021, we had total assets of $788.0 million and equity of $172.9 million.

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
•
Corporate & Other. Our Corporate & Other Segment consists primarily of a small amount of capital required to be maintained for regulatory purposes, and also includes certain expenses considered to be corporate and not allocated to our Agency or Insurance Segments.

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

For the years ended December 31, 2021 and December 31, 2020, Efinancial’s retail call centers generated a total of $44.6 million and $41.0 million, respectively, in commission revenues, of which $34.1 million and $30.8 million, respectively, were generated from sales of Fidelity Life products.

Our Independent Agents

Efinancial has developed capabilities that allow us to expand sales operations beyond the call center insurance agents traditionally associated with a direct sales operation. Efinancial also operates as a wholesale agency and recruits independent agents to market insurance products using Efinancial’s platform. Through our wholesale channel, we subcontract with our independent agents to sell through Efinancial’s contracts with its insurance carriers. Efinancial offers services to these independent agents, including access to our ALISS® technology, marketing platform, case management services, insurance sales leads and sales education. Efinancial earns a portion of the commission revenue on independent agent sales. For the years ended December 31, 2021 and December 31, 2020, Efinancial generated $2.0 million and $2.6 million, respectively, in revenue from our affiliation with our independent agents.

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

For the years ended December 31, 2021 and December 31, 2020, Efinancial generated $12.4 million and $12.6 million, respectively, in total commission revenue from agency contracts with unaffiliated life insurance carriers.

The following tables show our total earned commissions for our retail and wholesale channels:

Retail Channel:

	For the Years Ended December 31,	For the Years Ended December 31,
(dollars in thousands)	2021	2020
Carrier
Fidelity Life Association	$34,054	$30,615
Affinity partners	3,141	3,081
All other carriers	7,412	7,342
Total eSales Earned Commissions	$44,607	$41,038

Wholesale Channel:

	For the Years Ended December 31,	For the Years Ended December 31,
(dollars in thousands)	2021	2020
Carrier
Fidelity Life Association	$17	$165
All other carriers	2,283	2,824
Total earned commissions	2,300	2,989
Wholesale commission expense	452	603
Net earned wholesale commissions	$1,848	$2,386

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

We also make ALISS® to our independent agents that use the software as a service remotely from their locations. We believe that ALISS® provides a comprehensive package of operational features that help our distributors increase their productivity and grow their businesses.

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

As a result of our business model, Efinancial’s marketing expenses are a significant part of our total cost of doing business. To reduce our customer acquisition costs, we contract with third-party marketers who contact consumers, some of whom will click through to one of eCoverage’s landing pages. In addition to becoming an Efinancial lead, the consumer may also “click” on an ad to receive a quote from a third-party carrier. If the consumer clicks on an insurance option sponsored by another company, we generate insurance lead sales revenue from that click. We are also able to generate insurance lead sales revenue through the sale of information regarding leads sourced through the eCoverage landing pages. For the years ended December 31, 2021 and December 31, 2020 we generated $6.3 million and $5.0 million from insurance lead sales revenues, respectively. Additionally, we seek to sell a policy to that lead through our call center.

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

The following table sets forth the net premium revenues by business line for Fidelity Life’s Insurance Segment for the years ended December 31, 2021 and December 31, 2020:

	For the Twelve Months Ended December 31,
	2021	2020
(dollars in thousands)
Net Insurance Premium
Core Life	$70,338	$66,166
Non-Core Life	34,507	34,039
Closed Block	3,039	7,792
Annuities and Assumed Life	74	45
Total	$107,958	$108,042

Core Life and Non-Core Life

Our Products

In its Core and Non-Core Life insurance business, Fidelity Life offers an array of traditional and innovative insurance products. The principal life insurance products offered by Fidelity Life fall within the RAPIDecision® product line. The RAPIDecision® product line includes several term life insurance products. RAPIDecision® products use our RAPIDecision® underwriting process, which is a process that for many products does not rely on medical testing as part of the underwriting process, thereby substantially shortening the time required for underwriting and policy issuance. See “Underwriting and Risk Selection” in this form 10-K.

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

LifeTime Benefit Term. LifeTime Benefit Term is our patented voluntary worksite product offering. Voluntary worksite policies like LifeTime Benefit Term are provided to employer and other groups for sales to their employees, participants and members. LifeTime Benefit Term insurance is sold on a group policy basis by offering future paid up coverage additions after the policy has been in force for a certain number of years. LifeTime Benefit Term coverage can be kept by the individual after they leave employment with the group. We have been issued a patent for one variation of the LifeTime Benefit Term product. We largely ceased writing this business directly in 2014 and have entered into a licensing agreement and reinsurance agreement under which we license the product to Combined Insurance Company of America (“Combined Insurance”) and assume 50% of the business written. The licensing agreement provides Combined Insurance with a license to market the LifeTime Benefit Term product. The reinsurance agreement has been terminated as of December 31, 2021 as to new policies or certificates of insurance written on or after January 1, 2022. A revised licensing agreement is anticipated in early 2022. Fidelity Life continues to manage the direct in-force block of LifeTime Benefit Term policies that are now in run-off.

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

Distribution

For the years ended December 31, 2021 and 2020, the breakdown of sales of annualized premiums for new in-force policies by distribution channel were as follows:

	For the Years Ended December 31,
	2021	2020
(dollars in thousands)
Efinancial	$6,667	$25,448
AmeriLife	34,671	11,391
Worksite Producers	29,818	17,606
Independent Sales Distributors	84	269
Total	$71,240	$54,714

More information regarding our relationship with Amerilife can be found in Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Underwriting and Risk Selection

We have developed the RAPIDecision® underwriting process to support the quick issuance of our RAPIDecision® products. The first step in our RAPIDecision® underwriting process is for a consumer to complete a coverage application. We verify the medical history and conditions disclosed in the application using automated web-based links to reporting and statistical agencies and a data base service with pharmaceutical records. The underwriting decision is made based on this information. The RAPIDecision® underwriting process is supported by our proprietary technology platforms that allow us to obtain an underwriting decision during or shortly after the initial call, and if not, 24 to 48 hours after that initial call. This technology platform is our Fidelity Life Association Sales Handler, or FLASH, system.

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

Fidelity Life employs a small staff of full-time employee underwriters. Most of the underwriting of individual policies is performed on an outsourced basis, primarily using two contract underwriting firms. Given the quick-issue nature of many of Fidelity

Life’s products, it is important to our business to be able to access underwriting services on an as-needed basis. Using outsourced contract underwriters gives Fidelity Life the flexibility to meet this need.

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

Fidelity Life’s competition includes many companies that are larger, and which have significantly more resources at their disposal. While lacking the scale and market presence of many of its principal competitors, Fidelity Life does have certain attributes we believe to provide us competitive advantages in a crowded marketplace. These include innovative products, proprietary technology and controlled distribution in Efinancial. These advantages allow us to be more flexible in adapting to product and sales process opportunities than our more established competitors. We also believe that our innovative products and processes provide a point of differentiation that appeals to consumers.

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

A.M. Best Rating

Fidelity Life is rated by A.M. Best, an independent rating agency that specializes in ratings for the insurance industry. A.M. Best annually issues a financial strength rating for the great majority of insurance companies doing business in the U.S. The financial strength rating is an independent opinion of an insurer’s financial strength and its ability to meet its ongoing insurance policy obligations. A.M. Best’s financial strength rating is based on a comprehensive quantitative and qualitative evaluation of an insurer’s balance sheet strength, operating performance and business profile and is subject to a regular review by A.M. Best. Currently, A.M. Best has assigned Fidelity

Life a financial strength rating of “A-” (Excellent), which is the fourth highest rating category for A.M. Best. A.M. Best’s financial strength rating is not a recommendation to purchase, hold, or terminate any insurance policy or contract or any other financial obligation issued by an insurer, nor does it address the suitability of any particular policy or contract for a specific purpose or purchaser. In addition, A.M. Best’s financial strength rating does not address the risks or the advisability of any investment in our common stock.

IT Applications

Fidelity Life’s business, including the marketing, sales and administration of its insurance products, relies on its technology infrastructure. Our technology infrastructure incorporates both proprietary and commercially available elements, including the following:

•
Fidelity Life Association Sales Handler (FLASH). Fidelity Life has developed FLASH, a modular technology platform that interfaces with our other key systems including ALISS®, our third-party data and service providers, and our reinsurer’s automated underwriting engine. FLASH allows an agent to collect the information necessary to complete an application for insurance and obtain underwriting decision while on the telephone with an applicant. In addition, FLASH is the technology platform that will power our direct-to-consumer digital sales efforts.
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

We had reinsurance recoverables of $184.1 million and $158.0 million as of December 31, 2021 and December 31, 2020, respectively. The following table sets forth our five largest reinsurers based on reinsurance recoverables as of December 31, 2021 and December 31, 2020, and the A.M. Best ratings of those reinsurers as of December 31, 2021:

	As of December 31, 2021				As of December 31, 2020
	Ceded	Claims and		2021	Ceded	Claims and
	Future	Other	Total	A.M.	Future	Other	Total
	Policy	Amounts	Reinsurance	Best’s	Policy	Amounts	Reinsurance
	Benefits	Recoverable	Recoverables	Rating	Benefits	Recoverable	Recoverables
(dollars in thousands)
Reinsurer
Hannover Life	$74,822	$11,440	$86,262	A+	$67,722	$10,235	$77,957
Swiss Re	43,685	17,504	61,189	A+	32,142	11,432	43,574
Combined Insurance	14,668	3,841	18,509	A+	13,720	1,932	15,652
RGA Reinsurance Company	3,065	528	3,593	A+	1,212	796	2,008
Canada Life Assurance Company	2,201	465	2,666	A+	2,871	467	3,338
Other (12 Reinsurers)	7,646	4,266	11,912		10,789	4,697	15,486
Total	$146,087	$38,044	$184,131		$128,456	$29,559	$158,015

Core Life. The overall relationship of ceded premium to direct premiums increased in 2021 due to the mix of business and related retention rates. For the Core Life business line, the amount of death benefit reinsured by Fidelity Life varies by insurance product, with some products having no reinsurance and others where 50% or 90% of the death benefit is reinsured, all of which is subject to the $300,000 limit. For the Closed Block and the annuities and assumed life business lines, the percent of death benefit reinsured is higher, on average, than the average for the insurance products currently being sold in the Core Life line of business. The following table shows the different relationship of reinsurance premiums ceded to total direct and assumed premiums for each of these business lines for the years ended December 31, 2021 and December 31, 2020.

	As of December 31, 2021					As of December 31, 2020
	Core Life	Non-Core Life	Closed Block	Annuities and Assumed Life	Total	Core Life	Non-Core Life	Closed Block	Annuities and Assumed Life	Total
(dollars in thousands)
Ratios:
Direct and Assumed Premium	$137,788	$62,569	$10,336	$452	$211,145	$119,457	$60,660	$1,670	$285	$182,072
Ceded Premium	$67,450	$28,062	$7,297	$378	$103,187	$53,291	$26,621	$(6,122)	$240	$74,030
Ceded % of Total Direct and Assumed Premiums	49.0%	44.8%	70.6%	83.6%	48.9%	44.6%	43.9%	-366.6%	84.2%	40.7%

The period-to-period comparison of the ceded to direct and assumed premiums shows the total ceding percentage in our Core Life increasing as the percentage of the total increased due to changes in reinsurance contracts partially offset by increased assumed life.

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

The Closed Block was funded on October 1, 2006 with cash flow producing assets that together with anticipated revenues from the Closed Block policies are expected to be sufficient to support the Closed Block, including payment of claims, expenses, and taxes and to provide for continuation of dividends, to the extent experience allows, for the life of the policies. It is possible that past and expectations of future experience may lead to changes in dividend scales. If the future experience is such that the assets of the Closed Block are not sufficient to pay the claims and expenses guaranteed under the policies, then Fidelity Life would be required to make such payments from its general funds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for further discussion regarding the Closed Block.

Annuities and Assumed Life

Fidelity Life reinsures products issued by other companies under four reinsurance arrangements, three of which are not open to new insurance policies but still cover the existing in-force business that was assumed prior to 1993. Under two contracts with Zurich American Life Insurance Company, Fidelity Life assumed the liability for the contractual benefits under a group of annuity contracts written through 1993. Under a contract with Protective Life Insurance Company (“Protective Life”), the successor company of a former affiliate, Fidelity Life assumed a portion of the risk on a group of life insurance contracts primarily written in the 1980s and early 1990s. On March 29, 2019, Protective Life recaptured the majority of the assumed block of life business.

Fidelity has an active reinsurance agreement with Hannover Life Reassurance Company of America (Bermuda) Ltd. (Hannover Bermuda) under which Fidelity Life assumes a portion of risks on certain life contracts originally issued by Fidelity Life and ceded to Hannover Life Reassurance Company of America. In addition, we license our LifeTime Benefit Term product to Combined Insurance Company of America (Combined Insurance) and reinsure 50% of the business written by Combined Insurance on that product.

The following table sets forth Fidelity Life’s assumed reinsurance liabilities as of December 31, 2021 and December 31, 2020:

	As of December 31, 2021				As of December 31, 2020
	Future Policy Benefits	Contract Holder Account Balances	Other Policyholder Liabilities	Total Assumed Liabilities	Future Policy Benefits	Contract Holder Account Balances	Other Policyholder Liabilities	Total Assumed Liabilities
(dollars in thousands)
Reinsurer
Hannover Bermuda	$(1,481)	$—	$10	$(1,471)	$(1,357)	$—	$11	$(1,346)
Protective Life Insurance Company	1,440	—	4	1,444	1,399	—	228	1,627
Zurich American Life Insurance Company	—	71,832	—	71,832	—	74,918	—	74,918
Combined Insurance Company of America	47,779	—	3,231	51,010	39,411	—	2,951	42,362
Total	$47,738	$71,832	$3,245	$122,815	$39,453	$74,918	$3,190	$117,561

Corporate & Other Segment

The results of this segment consist of net investment income and net gains (losses) on investments earned on invested assets. We also include certain corporate expenses that are not allocated to our other segments, including expenses of Vericity, Inc., board expenses, allocation of executive management time spent on corporate matters, and financial reporting and auditing costs related to our consolidation and internal controls. Our Corporate & Other Segment recognizes income (loss) to the extent that net investment income and net gains (losses) on investments exceed (are less than) corporate expenses.

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

We have been granted four U.S. patents related to the RAPIDecision® Life product and its supporting sales and underwriting technology and processes and a separate patent directed to the LifeTime Benefit Term product. We continue to seek additional patent coverage for our RAPIDecision® Life product. We may be unable to adequately protect our intellectual property rights or avoid infringing the intellectual property rights of third parties, and the intellectual property rights we have may not be a meaningful barrier to competition.

Information Technology

Fidelity Life maintains an in-house information technology staff. Fidelity Life’s in-house personnel are supplemented by independent consultants, as needed, for programming, development, and other technology-based efforts.

Fidelity Life uses Amazon Web Services (US West 2 Region) to host all primary applications, including FLASH non-branded Digital Consumer Experience applications. Some legacy and secondary Fidelity Life production applications run in the Element Critical data center in Woodridge, Illinois. The Element Critical data facility is connected to our office locations through high-speed dedicated data links. Incremental file back-ups are performed daily and duplicated securely offsite at our Chicago office.

Fidelity Life maintains a Disaster Recovery Plan under the Enterprise Disaster Recovery Plan umbrella and has put in place various programs to increase our agility in responding to a disaster.

Similar to Fidelity Life, Efinancial maintains an in-house information technology staff. The Efinancial technology team is responsible for developing and maintaining Efinancial’s applications and assisting our internal and external customers. In limited cases, we use outside contractors to provide additional programming and development expertise.

Efinancial also uses Amazon Web Services (US West 2 Region) to host the majority of its production applications and main business servers, including the eProspect database and Contact Center integration applications. Additionally, Efinancial uses TierPoint, located in Seattle, as its offsite data facility to house its legacy applications, including ALISS® and its related database. The Bellevue, Chicago, and Tempe call centers are connected via high-speed connection to TierPoint and each other. Tierpoint and Element Critical data and files are automatically backed up and duplicated to the other data center nightly and weekly.

Efinancial maintains a Disaster Recovery Plan under the Enterprise Disaster Recovery Plan umbrella.

Vericity maintains a dedicated cybersecurity department that manages the Access Review, Cloud Security, Compliance and Privacy, Data Loss Prevention, Endpoint Security, Incident Response, Risk Management, Security Awareness, and Vulnerability Management programs for the entire enterprise. Additionally, in response to the growing threat of cyber-attacks in the insurance industry, certain jurisdictions have begun to consider and adopt new cybersecurity regulations. We take steps to comply with all applicable financial industry cybersecurity regulations and believes we comply in all material respects with current requirements. It must be noted that the patchwork nature of the laws in this area can make it more costly and difficult to ensure compliance. Our board of directors oversees cybersecurity risk management and delegates oversight of our information security program to our executive officers and we provide updates to our board of directors at each meeting.

Investments

We had total cash and investment assets of $430.8 million as of December 31, 2021. All invested assets are managed pursuant to an investment plan developed by our executive management team and approved by and reviewed annually with the investment committee of our Board of Directors. All changes to the investment plan are approved by the investment committee.

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

In 2015, we launched a multi-phase risk assessment project focused on formalizing our enterprise risk management process covering Efinancial, Fidelity Life, their respective subsidiaries and operations and all corporate activities. Project goals include defining key risks and risk events, establishing corporate risk tolerances and documenting the accountability for the risk management processes. We re-evaluated our program in 2019 and made significant reporting and process improvements and narrowed the focus of our enterprise risk management program. We seek continuous improvement of our program and the program will continue to evolve over time. We currently assess our key risks on four primary measures: impact, likelihood, vulnerability and speed of onset.

Employees & Human Capital

As of December 31, 2021, Fidelity Life had 142 employees and Efinancial had 327 employees. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good. Our core values of Putting People First, Operating with Excellence, being Passionate Team Players and Making a Positive Difference help our employees maintain a connected culture of working together to help middle America get access to affordable life insurance products and solutions. We are also committed to helping build a diverse and well rounded employee base where we focus on a stair step approach to maintaining equity, fostering inclusion which ultimately leads to the diversity of people, thoughts and ideas we want to hear and see in all of our employees.

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

As a result of no shareholder dividends in 2021, Fidelity Life’s remaining ordinary dividend capacity as of December 31, 2021 was $9.8 million. In connection with the approval of the Conversion by the Director, we agreed, for a period of twenty-four months following the completion of the Conversion, to (i) seek the prior approval of the Illinois Department of Insurance for any declaration of an ordinary dividend by Fidelity Life, and (ii) either maintain $20 million of the proceeds of the offering at Vericity, Inc. or use all or a portion of that $20 million to fund our operations. To date we have not requested any such dividend and the 24 month prior approval for ordinary dividends expired in August of 2021.

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

Policy and Contract Reserve Sufficiency

Fidelity Life is required under Illinois law to conduct annual analyses of the sufficiency of its life insurance and annuity statutory reserves. In addition, other states in which Fidelity Life is licensed may have certain reserve requirements that differ from those of Illinois. In each case, a qualified actuary must submit an opinion each year that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the affected insurer must set up additional reserves by moving funds from surplus. Fidelity Life submitted these opinions without qualification as of December 31, 2021 to applicable insurance regulatory authorities.

Risk-Based Capital (RBC) Requirements

The NAIC has established a standard for assessing the solvency of insurance companies using a formula for determining each insurer’s RBC. The RBC model act provides that life insurance companies must submit an annual RBC report to state regulators reporting their RBC based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. Companies that do not maintain total adjusted risk-based capital in excess of 200% of the company’s authorized control level RBC may be required to take specific actions at the direction of state insurance regulators. Fidelity Life’s total adjusted capital at December 31, 2021 was well in excess of 200% of its authorized control level. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk-Based Capital.”

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

The NAIC also has established a set of 12 financial ratios to assess the financial strength of insurance companies. The key financial ratios of the NAIC’s Insurance Regulatory Information System, or IRIS, which were developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators’ resources. IRIS identifies these key financial ratios and specifies a range of “unusual values” for each ratio. The NAIC suggests that insurance companies that fall outside the “usual” range in four or more financial ratios are those most likely to require analysis by state regulators. However, according to the NAIC, it may not be unusual for a financially sound company to have several ratios outside the “usual” range. For the year ended December 31, 2021, Fidelity Life was within the “usual” range for all ratios.

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

Item 1A. Risk Factors.

In addition to the risks delineated throughout Item 1, the outbreak of the novel coronavirus (“COVID-19”) in many countries continues to adversely impact global commercial activity and has contributed to significant volatility in financial markets. The measures governments worldwide have enacted to combat the pandemic have resulted in disruptions in global and local supply chains and have led to adverse impacts on economic and market conditions as well as increases in unemployment. The severity of COVID-19 and duration of government containment actions have impacted both employees and customers of the Company and presented material uncertainty and risk with respect to the Company’s performance, liquidity, results of operations, and financial condition.

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

Since we are a holding company, our ability to pay cash dividends depends in large measure on our subsidiaries' ability to make distributions of cash or property to us. Illinois insurance laws restrict the amount of distributions Fidelity Life can pay to us without the approval of the Director. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 to our audited consolidated financial statements, which are incorporated by reference in this Item 5. In connection with the approval of the Conversion by the Director, we agreed, for a period of twenty-four months following the completion of the Conversion, to (i) seek the prior approval of the Illinois Department of Insurance for any declaration of an ordinary dividend by Fidelity Life, and (ii) either maintain $20 million of the proceeds of the IPO at Vericity, Inc. or use all or a portion of that $20 million to fund our operations.

As of March 28, 2022, the Company had 944 shareholders of record of common stock.

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
•
financial market conditions, including, but not limited to, changes in interest rates and the level and trends of stock market prices causing a reduction of net investment income or investment losses and reduction in the value of our investment portfolios;
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

COVID-19

The Company continues to monitor the effects of the changing economic environment on our fixed maturity securities portfolio and currently have a number of securities on our watch list, which are mainly concentrated in the oil and gas and airline sectors. Our assessment through December 31, 2021 has resulted in no additional material other-than-temporary impairments (OTTI) due to COVID-19 and the recent market events.

In response to the economic impact related to COVID-19, concessions were granted to certain of the Company’s mortgage loan borrowers in 2021, including payment deferrals and other loan modifications. At December 31, 2021, the Company held 3 mortgage loans where requests for temporary modifications were granted. The total loan balance for these 3 loans amounted to $0.9 million or about 2% of the mortgage loan portfolio at December 31, 2021.

In the twelve months ended December 31, 2021 and 2020, the Company had an estimated $10.5 and $4.3 million, respectively in net reported policyholder claims that included COVID-19 as a contributing cause of death.

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

National Service Group of AmeriLife, LLC

In the second quarter 2020, Fidelity Life entered into a General Agent’s agreement with an unaffiliated third party, National Service Group of AmeriLife, LLC (“AmeriLife”). The President of this entity, Scott Perry also sits on the Company’s Board of Directors. This agreement provides Fidelity Life access to AmeriLife distribution channels, its commission systems and assists in streamlining administrative processes related to commissions. This agreement also allows Efinancial to operate as a sub-agent to AmeriLife. On May 15, 2020, the Company began selling products using this new distribution arrangement. Due to the large amount of the Company’s insurance policies now being sold through AmeriLife, dissolution of this agency arrangement could have a material impact on the Company’s financial statements. The Company has additional arrangements with AmeriLife wherein Efinancial’s sub- agents may sell third party products through AmeriLife. To date it is not believed that any of these arrangements will exceed the related party thresholds described in 17 CFR § 229.404. Should these or other arrangements change or exceed the aforementioned threshold, after review by the CFO and General Counsel, the Company’s Chairman will be advised and written sign-off will be required from the Chairman.

Agency Segment

This segment primarily consists of the operations of Efinancial. Efinancial is a call center-based insurance agency that markets life insurance for Fidelity Life and unaffiliated insurance companies. Efinancial’s primary operations are conducted through employee agents from three call center locations, which we refer to as our retail channel. In addition, Efinancial operates as a wholesale agency, assisting independent agents that desire to work for the carriers that Efinancial represents, which we refer to as our wholesale channel. Efinancial also generates insurance lead sales revenue through its eCoverage web presence. For the years ended December 31, 2021 and December 31, 2020, our Agency Segment revenue earned 85% and 85% through the retail channel, 3% and 5% through the wholesale channel, and 12% and 10% through insurance lead sales revenue, respectively.

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

Agency Segment expenses consist of marketing costs to acquire potential customers, salary and bonuses paid to our employee agents, salary and other costs of employees involved in managing the underwriting process for our insurance applications, sales management, agent licensing, training and compliance costs. Other Agency Segment expenses include costs associated with financial and administrative employees, facilities rent, and information technology. After payroll, the most significant Agency Segment expense is the cost of acquiring leads. We are able to partially offset our sales leads expense through advertising revenues from individuals who click on specific advertisements while viewing one of our web pages, and through the resale of leads that are not well suited for our call center. For years ended December 31, 2021 and December 31, 2020, these offsetting revenues were $6.3 million and $5.0 million, respectively, which reduced our total agency expenses by approximately 11% and 10%, respectively. Our Agency Segment recognizes income (loss) to the extent that commissions and other revenue exceed (are less than) our marketing and overhead costs for the period.

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

Our Insurance Segment revenues consist of net insurance premiums, net investment income, and net gains (losses) on investments. Our distributors consist of the independent insurance agencies and Efinancial that we contract with to sell our insurance products to the customers (policyholders) who buy our insurance policies . We recognize premium revenue from our policyholders. We purchase reinsurance coverage to help manage the risk on our insurance policies by paying, or ceding, a portion of the policyholder premiums to the reinsurance companies. Our net insurance premiums reflect amounts collected from policyholders, plus premiums assumed under reinsurance agreements less premiums ceded to reinsurance companies. Net investment income represents primarily interest income earned on fixed maturity securities that we purchase with cash flows from our premium revenues. We also realize gains and losses on sales of investment securities. These investments support our liability for policy reserves and provide the capital required to operate our insurance business. Capital requirements are primarily established by regulatory authorities. See “Note 2—Investments” and “Business—Risk-Based Capital (RBC) Requirements.”

Insurance Segment expenses consist of benefits paid to policyholders or their beneficiaries under life insurance policies. Benefit expenses also include additions to the reserve for future policyholder benefits to recognize our estimated future obligations under the policies. Benefit expenses are shown net of amounts ceded under our reinsurance contracts. Our Insurance Segment also incurs policy acquisition costs that consist of commissions paid to agents, policy underwriting and issue costs and variable sales costs. A portion of these policy acquisition costs are deferred and expensed over the life of the insurance policies acquired during the period. In addition to policy acquisition costs, we incur expenses that vary based on the number of contracts that we have in-force, or variable policy administrative costs. These variable costs consist of expenses paid to third-party administrators based on rates for each policy administered. As the number of in-force policies increases, these expenses will increase. Conversely, when the number of in-force policies declines, variable policy expenses decline. Our insurance operations also incur overhead costs for functional and administrative staff to support insurance operations, financial reporting and information technology. We recognize income (loss) on insurance operations to the extent that premium revenues, net investment income and investment gains (losses) exceed (are less than) benefit expenses and general operating expenses for the period.

Corporate & Other Segment

The results of this segment consist of net investment income and net gains (losses) on investments earned on invested assets. We also include certain corporate expenses that are not allocated to our other segments, including expenses of Vericity, Inc., board of director's expenses, allocation of executive management time spent on corporate matters, and financial reporting and auditing costs related to our consolidation and internal controls. Our Corporate & Other Segment recognizes income (loss) to the extent that net investment income and net gains (losses) on investments exceed (are less than) corporate expenses.

Included in the Corporate & Other Segment is the elimination of intercompany transactions which primarily consists of the sales by our Agency Segment of life products of our Insurance Segment. The eliminations represent the amounts required to eliminate the intercompany transactions as recorded in our segment results, and in particular, to eliminate any intersegment profits resulting from such transactions. Our segment results follow the accounting principles and methods applicable to each segment as if the intercompany transactions were with unaffiliated organizations:. See "Corporate & Other " segment results included in this Management Discussion & Analysis for further discussion.

Factors Affecting Our Results

Strategic Goals and Financial Impact of Sales of Policies Produced by Efinancial

Using Efinancial as both a direct writing and sub-agent of Amerilife we have full vertical integration for the sale and issuance of life insurance policies and are able to gather end-to-end consumer data, extending from tracking data to analyzing the characteristics of leads that generate successful marketing efforts to the associated underwriting and claims experience. Since we acquired Efinancial in 2009, we have made significant investments in the development of our controlled distribution strategy for reaching our target market. By converting data we generate through our distribution platform into actionable insight using statistical analysis, we will seek to be more efficient in our acquisition and use of leads, improve our call center placement ratios and strive to achieve overall profitability. However, the investments made in pursuit of this strategy, among other factors, have adversely affected our historical results of operations. Additionally, while unlikely, changes in the relationship between Efinancial and Amerilfe could also negatively impact our financial condition and results of operations.

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

Efinancial Commission Financing

Beginning in the fourth quarter of 2017, Fidelity Life changed the commission structure related to Efinancial’s sale of the RAPIDecision® Life to pay annual level commissions over the life of the product instead of up-front, or first-year-only commissions. This change reduced Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business by spreading its statutory commission expenses over the life of the policy instead of incurring it all in the policy year of issue. In order to help provide liquidity for Efinancial through the receipt of larger first-year-only commissions, Fidelity Life and Efinancial entered into a financing arrangement with Hannover Life under which, on a monthly basis, Hannover Life advances to Efinancial amounts approximately equal to the first-year-only commissions on Fidelity Life RAPIDecision® Life business sold through Efinancial. In exchange, Efinancial assigns to Hannover Life its right to all future levelized commission payments on that business due from Fidelity Life, and Fidelity Life pays to Hannover Life the level commissions over the life of the contract. Our arrangement with Hannover Life allows us to finance up to $30.0 million of commission expense. In the first quarter of 2021, the Company ceased new advances on this financing arrangement. Efinancial’s ability to receive advances under this arrangement will terminate when the aggregate amount advanced under the arrangement equals or exceeds $30.0 million. This arrangement was also amended in 2021 removing Fidelity Life as a party to the arrangement. It is anticipated that Efinancial will enter into new financing arrangements in 2022. As of December 31, 2021, we had net advances of $21.9 million under this arrangement.

Critical Accounting Policies

The accounting policies discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements, and include valuation of fixed maturity securities and equity securities, other-than-temporary impairments on available-for-sale securities, mortgage loans, deferred policy acquisition costs (DAC), future policy benefit reserves and income taxes. Our significant policies are described in Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Form 10-K. The preparation of the consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. We regularly evaluate our estimates and judgments based on historical experience, market indicators and other relevant factors and circumstances. Actual results may differ from these estimates under different assumptions or conditions and may affect our financial position and results of operations.

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

At December 31, 2021 and December 31, 2020, the estimated fair value of our fixed maturity securities, short-term investments and equity securities by fair value hierarchy was as follows:

Fair Value of Investments at December 31, 2021
(dollars in thousands)
Level 1	Level 2	Level 3	Total Fair Value
$2,821	$321,486	$28,076	$352,383
1%	91%	8%	100%

Fair Value of Investments at December 31, 2020
(dollars in thousands)
Level 1	Level 2	Level 3	Total Fair Value
$6,518	$350,926	$10,255	$367,699
2%	95%	3%	100%

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

There was OTTI on fixed maturity securities in the amount of $4 thousand and $68 thousand for the years ended December 31, 2021 and December 31, 2020, respectively.

Mortgage Loans

Our mortgage loans are held on commercial real estate and are stated at the aggregate unpaid principal balances, net of any write-downs and valuation allowances. We identify loans for evaluation of impairment primarily based on the collection experience of each loan. Mortgage loans are considered impaired when, based on current information and events, it is probable that we will be unable to collect principal or interest amounts according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral. Impairments are included in net gains (losses) on investments in the Consolidated Statements of Operations.

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

At December 31, 2021 and December 31, 2020, there was a valuation allowance of $69 thousand and $141 thousand, respectively.

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

Our consolidated DAC will be lower relative to other insurance companies that utilize unaffiliated distributors. GAAP does not permit the deferral of commission revenues paid to Efinancial, our affiliated agency, in excess of those expenses actually incurred by Efinancial in the placement of the policy. Because we are focused on increasing insurance premium volume through Efinancial, our operating results will reflect higher current period expenses and lower current reported net income. Therefore, in consolidation, the first-year commission acquisition costs (“Commission DAC”) recorded in our Insurance Segment is reduced to reflect the elimination of that portion of Commission DAC that results from expenses of Efinancial that cannot be directly tied to the successful placement of a policy. The amount of eliminated Commission DAC is charged to current expense, and acquisition cost DAC is recorded at a reduced amount, which represents the amount of Commission DAC that is eligible for deferral. As a result of recognizing a majority of expenses for the Efinancial sales immediately, we will recognize a charge against our consolidated earnings (loss) and consolidated equity in the amount of such expenses for the period in which they are incurred. See “Results of Operations—Analysis of Segment Results—Corporate & Other Segment.”

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

We performed the following sensitivity tests as of September 30, 2021:

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

For the Open Block sensitivity testing, DAC is still recoverable under the lapse sensitivity test. However, under the mortality and investment earned rates sensitivity tests, the DAC would have to be decreased by $7.9 million and $17.7 million, respectively.

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

As of December 31, 2021, we had a 100% valuation allowance recorded against the deferred tax assets related to the non-life subgroup of our tax return because we determined that it is more likely than not that these assets will not be recoverable. The recording of the valuation allowance increases our federal income tax expense which in turn reduces our reported net income or increases our net loss as applicable. Our recorded net deferred tax asset is shown in the following table. The balances for each period are shown based on the life/non-life portions of the consolidated federal tax returns and in total.

	December 31, 2021			December 31, 2020
	Life	Non-Life	Total	Life	Non-Life	Total
(dollars in thousands)
Deferred income tax assets, net
Total deferred tax assets	$53,090	$28,491	$81,581	$52,646	$26,148	$78,794
Total deferred tax liabilities	40,390	8,432	48,822	41,720	9,483	51,203
Net deferred tax asset (liability) before valuation allowance	12,700	20,059	32,759	10,926	16,665	27,591
Valuation allowance	—	(20,059)	(20,059)	—	(16,665)	(16,665)
Deferred income tax asset, net	$12,700	$—	$12,700	$10,926	$—	$10,926

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

Principal Revenue & Expense Items

Revenues

Our primary revenue sources are net insurance premiums, commissions, net investment income, net gains (losses) on investments, insurance lead sales and other income.

Net Insurance Premiums

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

Net Investment Income

Net investment income consists of income generated from our investment portfolio and is recorded net of related expenses incurred to manage our investments. Net investment income primarily consists of interest income earned on fixed maturity security investments and dividends earned on our equity holdings, net of related expenses incurred to manage our investments. Net investment income earned on assets required to support insurance reserves, annuity deposits and related regulatory capital requirements is allocated to our Insurance Segment. Any other net investment income is recorded in the Corporate & Other Segment.

Earned Commissions

Earned commission revenue consists of amounts received and due from insurance carriers on policies sold by Efinancial and is recorded in our Agency Segment. However, the commission revenue from sales of Fidelity Life policies not included in the Amerilife agreement are eliminated in our Consolidated Statements of Operations because Efinancial and Fidelity Life are affiliated.

Net Gains (Losses) on Investments

Net gains (losses) on investments result from sales of investment securities and OTTI for estimated credit losses of fixed maturity securities.

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

Operating Costs and Expenses

Operating expenses are incurred by all of our segments. The operating expenses of our Insurance Segment include policy acquisition costs in excess of amounts that qualify for deferral, ceding commissions received on ceded reinsurance in excess of amounts deferred, variable policy administration costs, general overhead and administration costs, and insurance premium taxes and assessments paid to various states. Agency Segment expenses consist of compensation paid to employee sales agents, costs of insurance sales leads (marketing), costs of sales management and support activities, agent licensing expenses and general overhead and administration expenses. The expenses of the Corporate Other Segment include allocation of a portion of the compensation of senior executives related to corporate activities, Board of Director expenses related to corporate business, and other operating costs considered to be of a corporate nature and not directly related to either of our other business segments. Overhead and administrative expenses of the segments include employee costs (salaries, bonuses and benefits), office rent, information technology and costs of third-party administrators and other contractors.

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

Results of Operations

The major components of operating revenues, benefits and expenses and net (loss) income are as follows:

Vericity, Inc. Consolidated Results of Operations

	Year Ended December 31,
(dollars in thousands)
Revenues	2021	2020
Net insurance premiums	$107,958	$108,042
Net investment income	14,566	14,121
Net gains (losses) on investments	3,106	(1,242)
Other-than-temporary-impairments	(4)	(68)
Earned commissions	44,393	21,811
Insurance lead sales	6,313	4,958
Other income	247	209
Total revenues	176,579	147,831
Benefits and expenses
Life, annuity, and health claim benefits	77,693	77,692
Interest credited to policyholder account balances	2,984	3,118
Operating costs and expenses	94,712	80,363
Amortization of deferred policy acquisition costs	18,225	13,961
Total benefits and expenses	193,614	175,134
(Loss) income before income taxes	(17,035)	(27,303)
Income tax expense (benefit)	(378)	(2,275)
Net (loss) income	$(16,657)	$(25,028)

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Total Revenues

For the year ended December 31, 2021, total revenues were $176.6 million compared to $147.8 million for the year ended December 31, 2020. This increase of $28.7 million primarily resulted from higher earned commissions, investment gains and insurance lead sales, partially offset by higher ceded premiums.

Benefits and Expenses

For the year ended December 31, 2021, total benefits and expenses were $193.6 million compared to $175.1 million for the year ended December 31, 2020. This increase of $18.5 million was primarily due to operating costs and expenses and amortization of deferred policy acquisition costs.

Loss from Operations Before Income Taxes

For the year ended December 31, 2021, we had a loss before taxes of $17.0 million compared to a loss before taxes of $27.3 million for the year ended December 31, 2020. This decrease in loss of $10.3 million was primarily due to higher earned commissions, net gains on investments and insurance lead sales, partially offset by higher operating costs and expenses and amortization of deferred policy acquisition costs.

Income Taxes

For the year ended December 31, 2021, our income tax benefit was $0.4 million compared to an income tax benefit of $2.3 million for the year ended December 31, 2020. The lower benefit of $1.9 million reflects increased net loss attributable to the life sub-group. The non-life sub-group has a full valuation allowance, therefore no income tax impact. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Income Taxes.”

Analysis of Segment Results

Reconciliation of Segment Results to Consolidated Results

The following analysis reconciles the reported segment results to the Vericity, Inc. total consolidated results.

	Year Ended December 31,
	2021	2020
(dollars in thousands)
(Loss) income before income tax by segment
Agency	$(3,971)	$(866)
Insurance	(64)	(622)
Corporate & Other	(13,000)	(25,815)
(Loss) income from operations before income tax	(17,035)	(27,303)
Income tax (benefit) expense	(378)	(2,275)
Net (loss) income	$(16,657)	$(25,028)

Agency Segment

The results of our Agency Segment were as follows:

	Year Ended December 31,
	2021	2020
(dollars in thousands)
Revenues
Earned commissions	$46,455	$43,424
Insurance lead sales	6,313	4,958
Total revenues	52,768	48,382
Expenses
Operating costs and expenses	56,739	49,248
Total expenses	56,739	49,248
(Loss) income before income taxes	$(3,971)	$(866)

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Earned Commissions

For the year ended December 31, 2021, earned commissions were $46.5 million compared to $43.4 million for the year ended December 31, 2020. This increase of $3.1 million resulted from increased sales in the retail channel, which was primarily driven by increased marketing efforts, efficiency and agent productivity, partially offset by lower sales in the wholesale channel.

Insurance Lead Sales

For the year ended December 31, 2021, insurance lead sales were $6.3 million compared to $5.0 million for the year ended December 31, 2020. This increase of $1.3 million was primarily due to higher click and transfer revenue.

Operating Costs and Expenses

For the year ended December 31, 2021, general operating expenses were $56.7 million compared to $49.2 million for the year ended December 31, 2020. This increase of $7.5 million was primarily due to increased variable costs of $4.3 million and costs related to technology and marketing capabilities of $3.2 million.

Net (Loss) Income

For the year ended December 31, 2021, the Agency Segment incurred a net loss of $4.0 million compared to a net loss of $0.9 million for the year ended December 31, 2020. This increase in net loss of $3.1 million was primarily the result of increased operating costs and expenses, partially offset by higher earned commissions and insurance lead sales.

Insurance Segment

The results of our Insurance Segment were as follows:

	Year Ended December 31,
	2021	2020
(dollars in thousands)
Revenues
Net insurance premiums	$107,958	108,042
Net investment income	13,973	13,925
Net gains (losses) on investments	2,352	(1,370)
Other-than-temporary-impairments	(4)	(68)
Other income	247	209
Total revenues	$124,526	$120,738
Benefits and expenses
Life, annuity, and health claim benefits	77,693	77,692
Interest credited to policyholder account balances	2,984	3,118
Operating costs and expenses	25,688	26,589
Amortization of deferred policy acquisition costs	18,225	13,961
Total benefits and expenses	124,590	121,360
(Loss) income before income taxes	$(64)	$(622)

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net Insurance Premiums

For the year ended December 31, 2021, net insurance premiums were $108.0 million compared to $108.0 million for the year ended December 31, 2020. This slight decrease was primarily due to a decrease of $4.8 million related to Closed Block, partially offset by growth in our Core and Non-Core Life lines of $4.7 million, mainly driven by increases in LifeTime Benefit Term (LBT) and RAPIDecision® Life.

Net Investment Income

For the year ended December 31, 2021, net investment income was $14.0 million compared to $13.9 million for the year ended December 31, 2020. This slight increase was primarily due to an increase in income from a larger mortgage loan asset base, partially offset by a lower invested asset base in short term investments and fixed maturities.

Net Gains (Losses) on Investments

For the year ended December 31, 2021, net gains on investments were $2.4 million compared to a loss of $1.4 million for the year ended December 31, 2020. The $3.8 million change was mainly due to the equity portfolio which incurred mark to market gains of $1.0 million compared to losses of $1.9 million in the year ended December 31, 2021 and December 31, 2020, respectively. In addition investment gains on other invested assets increased $0.4 million related to net asset value changes and gains on sales of fixed maturities increased $0.3 million.

Life, Annuity and Health Claim Benefits

For the year ended December 31, 2021, life, annuity and health claim benefits were $77.7 million compared with $77.7 million for the year ended December 31, 2020. This slight increase was primarily due to an increase in Core life and Non-Core life net claim benefits of $9.6 million, partially offset by a decrease in future policy benefit reserves of $6.1 million. This increase was partially offset by a decrease in Closed Block of $3.5 million. Net incurred policyholder claims that included COVID-19 as a contributing cause of death was $10.5 million and $4.3 million in 2021 and 2020, respectively.

Interest Credited to Policyholder Account Balances

For the year ended December 31, 2021, interest credited was $3.0 million compared to $3.1 million for the year ended December 31, 2020. This decrease of $0.1 million was due to lower interest credited on assumed fixed annuity contract-holder account balances.

Operating Costs and Expenses

For the year ended December 31, 2021, general operating expenses were $25.7 million compared to $26.6 million for the year ended December 31, 2020. This decrease of $0.9 million was primarily due to higher reinsurance allowances of $6.5 million, which includes $3.7 million related to the Closed Block and $2.8 million in our Core and Non-Core products due to direct premium growth. Other operating expenses increased by $5.6 million, primarily attributable to depreciation on capitalized projects, staff costs and policy administration expenses. See “Closed Block” section in this Form 10-K for further discussion regarding Closed Block and “Note 8— Closed Block” in the accompanying Notes to the Consolidated Financial Statements.

Amortization of Deferred Policy Acquisition Costs

For the year ended December 31, 2021, amortization of deferred acquisition costs was $18.2 million compared to $14.0 million for the year ended December 31, 2020. This increase of $4.2 million includes an increase in the Closed Block of $3.4 million and Core and Non-core of $3.3 million, partially offset by a reduction of $2.4 million related to changes in our distribution channel resulting from the AmeriLife agreement.

Net (Loss) Income

For the year ended December 31, 2021, net loss was $0.1 million compared to a net loss of $0.6 million for the year ended December 31, 2020. The decrease in net loss of $0.5 million resulted primarily from higher net investment gains and decreases in net operating expenses, partially offset by an increase in amortization of deferred policy acquisition costs.

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

Included in Closed Block assets at December 31, 2021 and December 31, 2020 are $10.5 million and $10.2 million, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

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

Corporate & Other Segment

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

Viewed at the segment level, because of the timing difference between the Agency Segment’s immediate recognition of commission revenue and the Insurance Segment’s deferral and amortization of the commission expense over the expected life of the policy, all else being equal, the sale of a policy through our Agency Segment results in an intersegment profit in an amount equal to the difference between the commission paid and the related amortization expense. However, in consolidation, two impacts occur. First, the intercompany revenue recognized by our Agency Segment and the related deferred acquisition expense recorded by our Insurance Segment are eliminated. Second, we record deferred acquisition costs equal to that portion of Commission DAC that can be tied directly to Efinancial’s expenses incurred in the successful placement of a policy. Therefore, in consolidation, the Commission DAC recorded in our Insurance Segment is effectively reduced to reflect the elimination of that portion of Commission DAC that results from Efinancial expenses that cannot be directly tied to the successful placement of a policy. The amount of eliminated Commission DAC, which represents a majority of the Commission DAC, is charged to current expense, and acquisition cost DAC is recorded at a reduced amount, which represents the amount of Commission DAC that is eligible for deferral under GAAP. See “Critical Accounting Policies—Deferred Policy Acquisition Costs (DAC)” and “Factors Affecting our Results—Strategic Goals and Financial Impact of Sales of Policies Produced by Efinancial” for more information. The results of these elimination entries are included in our Corporate & Other segment

The results of the Corporate & Other Segment are as follows:

	Year Ended December 31,
	2021	2020
(dollars in thousands)
Revenues
Net investment income	$593	$196
Net gains (losses) on investments	754	128
Earned commissions	(2,062)	(21,614)
Total revenues	(715)	(21,290)
Expenses
Operating costs and expenses	12,285	4,525
Total expenses	12,285	4,525
(Loss) income from operations before income tax	$(13,000)	$(25,815)

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

Net Investment Income

For the year ended December 31, 2021, net investment income was $0.6 million compared to $0.2 million for the year ended December 31, 2020. This change is a result of increases in assets attributable to the Corporate & Other segment.

Net Gains (Losses) on Investments

For the year ended December 31, 2021, net gains on investments were $0.7 million compared to $0.1 million for the year ended December 31, 2020. This change is a result of gains from other invested assets related to net asset value changes.

Earned Commissions

For the year ended December 31, 2021, earned commissions were $(2.0) million compared to $(21.6) million for the year ended December 31, 2020. This increase is attributable to the elimination of lower intersegment earned commissions resulting from declining intersegment sales.

Operating Expenses

For the year ended December 31, 2021, operating expenses were $12.3 million compared to $4.5 million for the year ended December 31, 2020. The increase of $7.8 million is primarily related to $8.1 million lower deferral of internal agent selling expenses related to lower intersegment sales and $0.3 million of other corporate initiatives.

Net Loss

The net loss for the year ended December 31, 2021 decreased $12.8 million to $13.0 million from a net loss of $25.8 million for the year ended December 31, 2020. The smaller loss is primarily a result of lower intersegment sales and net gains on investments.

Investments

Investment Returns

We invest our available cash and funds that support our regulatory capital, surplus requirements and policy reserves in investment securities that are included in our Insurance and Corporate & Other Segments. We earn income on these investments in the form of interest on fixed maturity securities (bonds and mortgage loans) and dividends (from equity holdings). Net investment income is recorded net of investment related expenses as revenue. The amount of net investment income that we recognize will vary depending on the amount of invested assets that we own, the types of investments we own, the interest rates earned and amount of dividends received on our investments.

Gains and losses on sales of investments are classified as net gains (losses) on investments and are recorded as revenue. Capital appreciation and depreciation caused by changes in the market value of investments classified as “available-for-sale” is recorded in accumulated other comprehensive income. The amount of investment gains and losses that we recognize depends on the amount of and the types of invested assets we own and the market conditions related to those investments. Our cash needs can vary from time to time and could require that we sell invested assets to fund cash needs.

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

The following table shows the distribution of the fixed maturity securities classified as available-for-sale by quality rating, using the rating assigned by Standard & Poor’s (S&P), a nationally recognized statistical rating organization. For securities where the S&P rating is not available (not rated), the National Association of Insurance Commissioners (NAIC) rating is used. Over the periods presented, we have maintained a consistent weighted average bond quality rating of “A.” The percentage allocation of total investment grade securities has decreased to 94.8% at December 31, 2021 from 97.9% at December 31, 2020 due to the S&P ratings on certain new securities acquired in our portfolio of distressed residential mortgage-backed securities.

	Estimated Fair Value
	December 31, 2021		December 31, 2020
	(dollars in thousands)
S&P Rating
AAA	$68,171	19.3%	$91,153	25.2%
AA	73,535	20.9%	75,167	20.7%
A	79,603	22.6%	95,263	26.2%
BBB	69,420	19.7%	72,945	20.0%
Not rated	43,254	12.3%	21,261	5.8%
Total investment grade	333,983	94.8%	355,789	97.9%
BB	7,832	2.2%	4,814	1.3%
B	4,031	1.1%	2,627	0.7%
CCC	341	0.1%	418	0.1%
D	4	0.0%	5	0.0%
Not Rated	6,192	1.8%	198	0.0%
Total below investment grade	18,400	5.2%	8,062	2.1%
Total	$352,383	100.0%	$363,851	100.0%

The following table sets forth the maturity profile of our fixed maturity securities at December 31, 2021 and December 31, 2020. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	December 31, 2021				December 31, 2020
(dollars in thousands)	Amortized Cost	%	Estimated Fair Value	%	Amortized Cost	%	Estimated Fair Value	%
Due in one year or less	$1,753	0.5%	$1,771	0.5%	$9,296	2.8%	$9,371	2.6%
Due after one year through five years	36,245	11.1%	38,497	10.9%	42,301	12.9%	46,085	12.7%
Due after five years through ten years	67,802	20.8%	71,435	20.3%	41,115	12.5%	45,997	12.6%
Due after ten years	127,396	39.0%	145,580	41.3%	119,693	36.5%	143,477	39.4%
Securities not due at a single maturity date-primarily mortgage and asset-backed securities	93,395	28.6%	95,100	27.0%	115,858	35.3%	118,921	32.7%
Total fixed maturities	$326,591	100.0%	$352,383	100.0%	$328,263	100.0%	$363,851	100.0%

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

Net Investment Income

One key measure of our net investment income is the book yield on our holdings of fixed maturity securities classified as available-for-sale, which holdings totaled $352.4 million and $363.9 million, and represented 86.3% and 85.7% of our invested assets, as of December 31, 2021 and December 31, 2020, respectively. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying investments for the period. For the years ended December 31, 2021 and December 31, 2020, our book yield on fixed maturity securities available-for-sale was 3.9% and 3.9% for the years ended December 31, 2021 and December 31, 2020, respectively.

See “Note 2 – Investments” in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Interest Credited to Policyholder Account Balances

Included with the future policy benefits is the liability for contract-holder deposits on deferred annuity contracts assumed through two reinsurance agreements effective in 1991 and 1992 and certain other policy funds left on deposit with the Company. The aggregate liability for deposits is as follows:

	December 31, 2021			December 31, 2020
	Ending Balance	Year to Date Interest Credited	Average Credit Rate	Ending Balance	Year to Date Interest Credited	Average Credit Rate
(dollars in thousands)
Annuity contract holder deposits—assumed	$71,832	$2,775	3.9%	$74,918	$2,892	3.9%
Dividends left on deposit	6,957	173	2.5%	7,271	184	2.5%
Other	1,705	36	2.1%	1,680	42	2.5%
Total	$80,494	$2,984	3.7%	$83,869	$3,118	3.7%

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

Net Gains (Losses) on Investments

Net gains (losses) on investments are subject to general economic trends and in particular correlate generally with movements in the major equity market indexes. The amounts classified as investment gains and losses in our Consolidated Statements of Operations include amounts realized from sales of investments, mark-to-market adjustments on investments classified as equity holdings and investments that use the equity method of accounting (limited partnership interests which are included in Other invested assets on the Consolidated Balance Sheet) and other-than-temporary impairments of individual securities related to credit impairments.

See “Note 2 – Investments” in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Unrealized Holding Gains (Losses)

We also record capital appreciation/depreciation on our available-for-sale fixed maturity securities. At December 31, 2021 and December 31, 2020, our Accumulated Other Comprehensive Income (Loss) from mark-to-market adjustments of our available-for-sale fixed maturity securities was $5.7 million and $7.8 million (net of federal income taxes and reserve), respectively.

See “Note 13 – Accumulated Other Comprehensive Income (Loss)” in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Financial Position

At December 31, 2021, we had total assets of $788.0 million compared to total assets at December 31, 2020 of $768.8 million, an increase of $19.2 million. Reinsurance recoverables increased $26.1 million as a result of a $26.2 million increase in ceded policy and claim reserves, partially offset by a $0.1 million related to timing of settlements of reinsured claims. Commission and agent balances increased $9.2 million due to the timing collections. Deferred policy acquisition costs increased $8.5 million, primarily due to deferrals on new business in excess of amortization. Deferred income taxes increased $1.8 million, primarily due to a $1.5 million tax credit on unrealized investment market losses and a $0.3 million credit as a result of net operating loss. Other assets increased $3.8 million, primarily due to increases in due premium and in internally developed software. The invested asset base decreased $16.4 million, primarily due to an decrease in fixed maturity securities of $11.5 million, which includes $9.8 million of market value changes and net sales of equity securities and mortgages of $6.8 million, partially offset by acquisitions and mark-to-market investment gains of other invested assets of $1.9 million. Cash decreased $13.8 million primarily related to cash used from financing, investments and operating activities.

At December 31, 2021, we had total liabilities of $615.1million compared to total liabilities of $573.5 million at December 31, 2020, an increase of $41.6 million. Future policy benefits and claims increased $34.5 million, primarily due to a $42.5 million increase in Core and Non-Core lines from the growth and maturity of the underlying blocks of business, partially offset by a decrease of $2.0 million in annuities and assumed life and a decrease of $6.0 million in the Closed Block. Other policyholder liabilities increased $11.4 million, primarily due to $13.0 million in Core and Non-Core lines offset by a decrease of $1.3 million in Closed Block. Debt decreased $4.1 million due to net payments of $5.5 million, offset by capitalized interest of $1.4 million. Other liabilities increased $3.5 million, primarily related to chargebacks allowances and operating accruals. Policyholder dividend obligations related to the Closed Block decreased $0.6 million. Reinsurance liabilities and payable increased $0.2 million, primarily due to timing of reinsurance settlements.

At December 31, 2021, total equity decreased to $172.9 million from $195.2 million at December 31, 2020. This decrease in equity of $22.3 million consists of a net loss of $16.7 million and a decrease of $5.7 million of other comprehensive income.

Liquidity and Capital Resources

Our principal sources of funds are from premium revenues, commission revenues, net investment income and proceeds from the sale and maturity of investments. The Company’s primary uses of funds are for payment of life policy benefits, contract-holder withdrawals on assumed annuity contracts, new business acquisition costs for our Insurance segment (i.e., commissions, underwriting and issue costs), cost of sales for Agency segment (i.e., agent compensation, purchased lead and lead generation costs), general operating expenses and purchases of investments. Our investment portfolio is structured to provide funds periodically over time, through net investment income and maturities, to provide for the payment of policy benefits and contract-holder withdrawals.

Under our commission financing arrangement with Hannover Life, Fidelity Life is able to pay level annual commissions instead of first-year-only commissions to Efinancial for sales of RAPIDecision® Life policies, and Hannover Life advances to Efinancial amounts approximately equal to first-year-only commissions for sales of those policies. This arrangement reduces Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business while helping to provide liquidity for Efinancial through the receipt of larger first-year-only commissions. In the first quarter of 2021, the Company ceased new advances on this financing arrangement. We are able to obtain advances up to $30.0 million under our arrangement with Hannover Life. As of December 31, 2021, we had net advances of $21.9 million under this arrangement.

We are a member of the Federal Home Loan Bank of Chicago (the “FHLBC”). As a member, we are able to borrow on a collateralized basis from the FHLBC. We own FHLBC common stock with a book value of $0.1 million, The Company's ability to borrow under this facility is subject to the FHLBC's discretion and requires the availability of qualifying assets, Interest on borrowed funds is charged at variable rates established from time to time by the FHLBC based on the interest rate option selected at the time of borrowing. There have been no borrowings from the FHLBC during 2021 and 2020.

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

Following the Conversion, Fidelity Life has agreed not to pay any common stock dividends without the approval of a majority of the company designees. In connection with the approval of the Conversion by the Illinois Director of Insurance, we agreed, for a period of twenty-four months following the completion of the offerings, to seek the prior approval of the Illinois Department of Insurance for any declaration of an ordinary dividend by Fidelity Life. To date we have not requested any such dividend and the 24 month prior approval for ordinary dividends expired in August of 2021. During the years ended 2021 and 2020, the Board of Directors of Fidelity Life approved no dividend payments to VHI.

Our affiliated companies are parties to various internal service and cost sharing arrangements. Reimbursement of these expenses occurs in a timely manner.

We have experienced net negative cash flows in 2021 and in most prior periods due to continued growth in sales of our life insurance products and in our Agency operations and through continued net withdrawals on assumed annuity contract-holder deposits. Our annuity deposits are in run-off because we do not market annuity contracts to generate annuity deposits to offset the withdrawal activity on in-force contracts.

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

Our Corporate & Other Segment experienced negative cash flows as a result of the payment of allocated overhead expenses.

Cash flows from investing activities includes our fixed maturity securities and equity holdings that are classified as available-for-sale securities. Period to period, the cash flows associated with the changes in these portfolios will vary between cash sources and cash uses depending on portfolio trading due to investment market conditions and other factors.

Cash flows from financing activities primarily consists of the assumed annuity contract-holder deposits. The annuity liabilities are reducing each period due to cash withdrawals by contract-holders on this block of annuities that were primarily written in the late 1980s. Cash deposits to these annuity contracts are minimal compared to cash withdrawal activity. Also included in financing cash flows is activity from our commission financing program.

Cash Flows

For the for the year ended December 31, 2021, the Company had a net decrease in cash of $13.8 million compared to a net decrease of $1.6 million for the year ended December 31, 2020.

The decrease in cash flows from operating activities is primarily due to increased paid claims and timing related to reinsurance recoverables, partially offset by sales of equity securities.

Cash flows from investing activities mainly includes our fixed maturities, mortgage loans, and equity holdings. Period to period, the cash flows associated with the changes in these portfolios will vary between cash sources and cash uses depending on the need for cash or the excess of cash from operating activities, as well as portfolio trading due to investment market conditions. In the year ended December 31, 2021 $1.3 million was used principally to acquire $6.4 million of capitalized software, partially offset by sales of net invested assets of $5.1 million.

Cash flows from financing activities declined due to changes in the commission financing arrangement. Also included in financing cash are cash withdrawals by contract holders of annuities that were primarily written in the late 1980s.

The following table summarizes our cash flows for the years ended December 31, 2021 and 2020.

	Year Ended December 31,
	2021	2020
	(dollars in thousands)
Consolidated Summary of Cash Flows
Net cash (used) provided by operating activities	$(794)	$5,303
Net cash (used) provided by investing activities	(1,275)	(8,754)
Net cash (used) provided by financing activities	(11,774)	1,851
Net (decrease) in cash, cash equivalents and restricted cash	$(13,843)	$(1,600)

Risk-Based Capital

Fidelity Life is subject to regulatory guidelines related to the ratio of its capital level compared to its RBC level as determined by formulas adopted by state insurance departments and applicable to all life insurance companies. A company’s “authorized control level RBC” is a measure of the amount of capital appropriate for an insurance company to support its overall business operations in light of its size, growth and risk profile. RBC standards are used by regulators to determine appropriate regulatory actions for insurers that show signs of weak or deteriorating conditions. Companies that do not maintain total adjusted RBC in excess of 200% of the company’s authorized control level RBC may be required to take specific actions at the direction of state insurance regulators. Fidelity Life’s total adjusted capital at December 31, 2021 and 2020 was well in excess of 200% of its authorized control level. See “Business—Regulation—Risk-Based Capital (RBC) Requirements.”

Due to the continued growth in Fidelity Life’s sales of new insurance policies, Fidelity Life’s statutory surplus has been declining. The accounting principles applicable to regulatory reporting require that insurance companies expense all policy acquisition costs as incurred. Acquisition expenses attributable to Fidelity Life’s increasing new business growth have resulted in net losses being reported for regulatory reporting purposes. Regulatory accounting principles allow limited recognition of the future benefits of deferred tax assets. Accordingly, we recognize no income tax benefit that would offset our operating losses for regulatory reporting purposes.

Fidelity Life is also subject to the model regulation entitled “Valuation of Life Insurance Policies” commonly known as “Regulation XXX.” This regulation requires life insurance companies that issue insurance policies with level premium guarantees to carry reserves that can greatly exceed the amount that the insurance company believes is necessary to reflect its liability for future claims payments. Such reserves are sometimes referred to as “non-economic reserves.” Many insurance companies use reinsurance, financing, formation of captive reinsurers and other reserve financing transactions to reduce the regulatory capital needs under Regulation XXX. Generally, these solutions have only been available to carriers with much larger amounts of affected liabilities than Fidelity Life. To mitigate the future impact on regulatory capital from Regulation XXX and help stabilize our regulatory capital position in light of anticipated sales increases, we entered into a reserve financing agreement with Hannover Life effective July 1, 2013 that covered certain products with policies written on or before September 30, 2012. This agreement was first amended and restated as of July 1, 2016 and a subsequent amendment was filed with the Illinois Department of Insurance in November 2019 and approved by the Illinois Department of Insurance on December 23, 2019. The structure of the agreement, which was first effective July 1, 2013, involves a combination coinsurance with funds withheld and yearly renewable term reinsurance covering most of the Company’s non-participating in-force life insurance business with issue dates on or before December 31, 2019. As of December 31, 2021 and December 31, 2020, the reserve credit under this arrangement was approximately $195.1 and $181.4 million, respectively.

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

We review the interest rate sensitivity of our available-for-sale fixed maturity securities by calculating the impact on the market value of our holdings that would result from a hypothetical instantaneous shift in market interest rates across all maturities, which we consider to be reasonably possible. The impact of such a parallel shift upward in the yield curve of 200 basis points would reduce the market value of our fixed maturity securities portfolio by $52.2 million (14.8%) and $52.0 million (14.3%) as of December 31, 2021 and December 31, 2020, respectively. The estimated market value changes assume all other factors are held constant and do not attempt to estimate any offsetting change in the value of our liabilities.

With regard to our assumed annuity deposits, we are subject to risk from contract-holder behavior resulting from changes in interest rates. The assumed annuity contracts have virtually no surrender charges remaining that could be assessed against withdrawals.

When market interest rates exceed the amount that we are crediting on deposits, we are subject to higher contract-holder withdrawals or an increase in contract loans, both of which could force the Company to sell assets prematurely and could lead to the realization of capital losses on such sales. As of December 31, 2021, we were crediting interest at the minimum contract interest rate, which on a composite basis is approximately 3.9% annually. We manage our exposure to rising interest rates through our ability to increase the contract crediting rate. Our ability to increase our crediting rate is constrained by our portfolio yield at the time of the decision to increase rates. Increases in the contract crediting rates could reduce our income unless we are able to maintain a constant interest spread on our assets.

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

Equity Market Risk

Equity market risk is the risk that we will incur economic losses due to adverse changes in equity prices. Adverse changes in equity prices can arise from both the movements of broad markets based on investor behavior or other general economic factors and also from adverse changes in an individual company’s stock price. We manage our equity market risk primarily by limiting our exposure to individual issuers and by maintaining liquid holdings such that we are able to find a ready market should we want to lower our exposure to equity markets. Our individual stock holdings are managed by a specialty manager with portfolio guidelines that include limits on industry exposures and the size of investments in individual issuers. At December 31, 2021 and December 31, 2020, we had $0.0 million and $3.8 million of exposure to equity market risk in our Insurance Segment through holdings of individual equity securities, respectively.

Recent Accounting Pronouncements

All applicable adopted accounting pronouncements have been reflected in our consolidated financial statements as of and for the years ended December 31, 2021 and December 31, 2020.

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

Index to Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of Vericity, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vericity, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income(loss), changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2021, and the related notes and schedules listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2022

We have served as the Company’s auditor since 2005.

Vericity, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share and par value data)

	December 31,	December 31,
	2021	2020

Assets
Investments:
Fixed maturities – available-for-sale – at fair value (amortized cost; $326,591 and $328,263)	$352,383	$363,851
Equity securities – at fair value (cost; $0 and $6,530)	—	3,848
Mortgage loans (net of valuation allowances of $69 and $141)	47,487	50,427
Policyholder loans	6,371	6,414
Other invested assets	2,140	273
Total investments	408,381	424,813
Cash, cash equivalents and restricted cash	22,399	36,242
Accrued investment income	2,590	2,633
Reinsurance recoverables (net of allowances of $149 and $131)	184,131	158,015
Deferred policy acquisition costs	95,715	87,212
Commissions and agent balances (net of allowances of $432 and $749)	28,689	19,526
Intangible assets	1,635	1,635
Deferred income tax assets, net	12,700	10,926
Other assets	31,767	27,762
Total assets	788,007	768,764
Liabilities and Shareholders' Equity
Liabilities
Future policy benefits and claims	416,039	381,563
Policyholder account balances	80,494	83,869
Other policyholder liabilities	49,202	37,789
Policy dividend obligations	12,669	13,282
Reinsurance liabilities and payables	6,927	6,696
Long-term debt	22,412	24,933
Short-term debt	3,966	5,545
Other liabilities	23,394	19,854
Total liabilities	615,103	573,531
Commitments and Contingencies (Note 6)
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	15
Additional paid-in capital	39,840	39,840
Retained earnings	122,120	138,777
Accumulated other comprehensive income (loss)	10,929	16,601
Total shareholders' equity	172,904	195,233
Total liabilities and shareholders' equity	$788,007	$768,764

See footnotes to the consolidated financial statements.

Vericity, Inc.

Consolidated Statements of Operations

(dollars in thousands, except earnings per share)

	Year Ended December 31,
	2021	2020

Revenues
Net insurance premiums	$107,958	$108,042
Net investment income	14,566	14,121
Net gains (losses) on investments	3,106	(1,242)
Other-than-temporary-impairments (OTTI)	(4)	(68)
Earned commissions	44,393	21,811
Insurance lead sales	6,313	4,958
Other income	247	209
Total revenues	176,579	147,831
Benefits and expenses
Life, annuity, and health claim benefits	77,693	77,692
Interest credited to policyholder account balances	2,984	3,118
Operating costs and expenses	94,712	80,363
Amortization of deferred policy acquisition costs	18,225	13,961
Total benefits and expenses	193,614	175,134
(Loss) income before income tax	(17,035)	(27,303)
Income tax (benefit) expense	(378)	(2,275)
Net (loss) income	$(16,657)	$(25,028)

Earnings per share for the periods
	Year Ended December 31,
	2021	2020
	(Unaudited)	(Unaudited)
Weighted average shares outstanding, basic and diluted	14,875,000	14,875,000
Basic earnings per share	$(1.12)	$(1.68)
Diluted earnings per share	$(1.12)	$(1.68)

See footnotes to the consolidated financial statements.

Vericity, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Year Ended December 31,
	2021	2020

Net (loss) income	$(16,657)	$(25,028)
Other comprehensive income (loss), net of tax:
Net unrealized (losses) gains	(5,672)	7,844
Total other comprehensive (loss) income	(5,672)	7,844
Total comprehensive (loss) income	$(22,329)	$(17,184)

See footnotes to the consolidated financial statements.

Vericity, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands)

	Year Ended December 31,
	2021	2020

Common stock
Balance – beginning of period	$15	$15
Balance – end of period	$15	$15

Additional paid-in capital
Balance – beginning of period	$39,840	$39,840
Balance – end of period	$39,840	$39,840

Retained earnings
Balance – beginning of period	$138,777	$163,805
Net (loss) income	(16,657)	(25,028)
Balance – end of period	$122,120	$138,777

Accumulated other comprehensive income (loss)
Balance – beginning of period	$16,601	$8,757
Other comprehensive (loss) income	(5,672)	7,844
Balance – end of period	$10,929	$16,601
Total shareholders' equity	$172,904	$195,233

See footnotes to the consolidated financial statements.

Vericity, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2021	2020

Cash flows from operating activities
Net (loss) income	$(16,657)	$(25,028)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization and other non-cash items	3,322	2,782
Interest credited to policyholder account balances	2,984	3,118
Deferred income tax	(266)	(3,575)
Net (losses) gains on investments	(3,106)	1,242
Other-than-temporary-impairments	4	68
Interest expense	1,496	1,433
Change in:
Equity securities	4,887	(494)
Accrued investment income	43	147
Reinsurance recoverables	(26,116)	(25,145)
Deferred policy acquisition costs	(8,503)	(1,436)
Commissions and agent balances	(9,163)	(8,284)
Other assets	(1,349)	7,621
Insurance liabilities	47,911	55,268
Other liabilities	3,719	(2,414)
Net cash (used) provided by operating activities	(794)	5,303
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturities	68,115	58,333
Short-term investments	—	30,050
Mortgage loans	6,513	3,273
Other invested assets	428	600
Purchases of:
Fixed maturities	(65,392)	(92,082)
Short-term investments	—	(250)
Mortgage loans	(3,456)	(1,847)
Other invested assets	(1,120)	(611)
Change in policyholder loans, net	42	(374)
Other, net	(6,405)	(5,846)
Net cash (used) provided by investing activities	(1,275)	(8,754)
Cash flows from financing activities
Debt issued	1,248	16,787
Debt repaid	(6,844)	(8,343)
Deposits to policyholder account balances	584	496
Withdrawals from policyholder account balances	(6,762)	(7,089)
Net cash (used) provided by financing activities	(11,774)	1,851
Net (decrease) in cash, cash equivalents and restricted cash	(13,843)	(1,600)
Cash, cash equivalents and restricted cash – beginning of period	36,242	37,842
Cash, cash equivalents and restricted cash – end of period	$22,399	$36,242
Supplemental cash flow information
Non-cash transactions:
Non-cash investing activities related to mergers and exchanges completed with fixed maturities and equity securities	$—	$7,036

See footnotes to the consolidated financial statements.

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

The accompanying consolidated financial statements present the accounts of Vericity, Inc. and subsidiaries at December 31, 2021 and December 31, 2020, and for the years ended December 31, 2021 and 2020.

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

Mortgage Loans

Mortgage loans are held on commercial real estate and are stated at the aggregate unpaid principal balances, net of any write-downs and valuation allowances. The Company identifies loans for evaluation of impairment primarily based on the collection experience of each loan. Mortgage loans are considered impaired when, based on current information and events, it is probable that the Company will be unable to collect principal or interest amounts according to the contractual terms of the loan agreement. Impairment is measured on a loan-by-loan basis based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral. Impairments are included in net gains (losses) on investments in the Consolidated Statements of Operations.

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

Interim impairment testing may be performed when events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable. Intangible assets are tested for impairment based on undiscounted cash flows, which requires the use of estimates and judgment, and, if impaired, are written down to fair value based on discounted cash flows. For years ended December 31, 2021 and December 31, 2020, we have not recorded an impairment of intangible assets.

Future Policy Benefits, Policyholder Account Balances, and Other Policyholder Liabilities

Future policy benefits represent the reserve for traditional life insurance policies and annuities in payout status. Reserves for traditional life insurance policies are computed using the net level premium method on the basis of actuarial assumptions at the issue date of the contracts, including mortality, policy lapse assumptions, and rates of interest. The reserves for annuities in payout status (structured settlements) represent the present value of assumed future payments based on contract terms for the future payouts and can include assumptions for mortality. To the extent that unrealized gains on available-for-sale fixed maturity securities would result in a premium deficiency had those gains actually been realized, an increase is recorded net of tax as a (decrease) increase of unrealized capital gains included in AOCI. For years ended December 31, 2021 and 2020, this adjustment, net of tax, was ($1,269) and $2,787, respectively.

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

Commission revenue from the sale of insurance products by Efinancial is recognized once the insurance policy is issued by the insurance company and accepted by the customer (policy placement) and recorded as commission receivable, net of any advances received. Provision is made for commission revenue that, based on experience, will ultimately not be earned due to the customer discontinuing the underlying insurance policy. Commission revenue that Efinancial earns from the sale of insurance products where Efinancial acts as the general agent and utilizes a sub-agent to sell the policy (wholesale distribution) is recorded net of related commission expense paid to the writing agency. Efinancial commissions earned for the sale of Fidelity Life products where Efinancial is acting in the capacity as a sub-agent are not eliminated, primarily related to the agreement with AmeriLife in which services under the agency and sub-agency agreements are distinct from one another.

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

Insurance lead sales include the sale of potential life insurance customer leads to outside parties including agencies and unaffiliated insurers. Sales of leads are recorded at the time the lead data is sold to the customer and recorded as a receivable, net of allowance for returns.

Net Investment Income and Net Gains (Losses) on Investments

Net investment income consists primarily of interest and dividends. Interest is recognized on an accrual basis and reflects amortization of premiums and accretion of discounts on an effective yield basis, based on expected cash flows. Dividends are recorded on the ex-dividend date. Net gains (losses) on investments, resulting from sales or calls of investments and representing the difference between the net proceeds and the carrying value of investments sold, are determined on a specific identification basis. Net gains (losses) on investments are also recognized when declines in the fair value of invested assets are considered to be other-than-temporary. Changes in value reported for investments accounted for using the equity method of accounting are classified within net gains (losses) on investments.

Policyholder Dividend Obligations

Dividends payable to policyholders are determined annually based on the experience of the Closed Block policies and are payable only upon declaration by the Board of Directors of Fidelity Life. At December 31, 2021 and 2020, a provision has been made for dividends expected to be paid in the following calendar year of $1,139 and $1,180, respectively. The provision is recorded in other policyholder liabilities in the consolidated balance sheets.

The Company also establishes a policyholder dividend obligation when cumulative actual earnings of the Closed Block are in excess of the cumulative expected earnings that were determined at the inception of the Closed Block. See “Note 8 – Closed Block” for further discussion.

Recently Issued and Adopted Accounting Pronouncements

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

In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments, ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments). The guidance is effective for interim and annual periods beginning on or after January 1, 2023. For substantially all financial assets, the ASU should be applied on a modified retrospective basis through a cumulative effect adjustment to Retained earnings. For previously impaired debt securities and certain debt securities acquired with evidence of credit quality deterioration since origination, the new guidance should be applied prospectively. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance requires that OTTI on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through net gains (losses) on investments. The guidance also requires enhanced disclosures. The Company has assessed the asset classes impacted by the new guidance and is currently assessing the accounting and reporting system changes that will be required to comply with the new guidance. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements.

In August 2018, the FASB issued ASU No. 2018-12, Targeted Improvements to the Accounting for Long-Duration Insurance Contracts (Topic 944). The FASB issue amends the accounting model under GAAP for certain long-duration insurance contracts and requires insurers to provide additional disclosures in annual and interim reporting periods. The amendments are aimed at improving the following four key areas of financial reporting, measurement of the liability for future policy benefits related to nonparticipating traditional and limited-payment contracts, measurement and presentation of market risk benefits, amortization of deferred acquisition costs (DAC), and presentation and disclosures. The Company expects the impact to be material and is in the process of quantifying the impact of this standard. In November 2020, the FASB issued ASU 2020-11—Financial Services—Insurance (Topic 944): Effective Date and Early Application. This ASU was issued to provide additional time for implementation of ASU 2018-12 by deferring the effective date by one year. For smaller reporting companies, this update is effective for fiscal years beginning after January 1, 2025 and interim periods within fiscal years beginning after January 1, 2026.

In August 2018, the FASB issued Accounting Standards Update No. 2018-15, “Intangibles-Goodwill and Other-Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract,” or ASU 2018-15 Subtopic 350-40, which aligns the requirements for capitalizing implementation costs incurred in a cloud computing arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use-software. The standard is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted. We adopted ASU 2018-15 Subtopic 350-40 effective January 1, 2021. The adoption did not have a material impact on the consolidated financial statements and disclosures.

In August 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs, which clarifies that an entity should re-evaluate whether a callable debt security is within the scope of ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs, paragraph 310-20-35-33 for each reporting period. For public business entities, the amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The amendments in this ASU are to be applied on a prospective basis, as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company does not expect the impact of this standard to have a material impact on the consolidated financial statements and disclosures.

Note 2—Investments

The Company continuously monitors its investment strategies and individual holdings with consideration of current and projected market conditions, the composition of the Company’s liabilities, projected liquidity and capital investment needs, and compliance with investment policies and state regulatory guidelines.

Fixed Maturities

The amortized cost, gross unrealized gains, gross unrealized losses, fair value, and OTTI loss included in AOCI of fixed maturities are as follows:

	December 31, 2021
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses
U.S. government and agencies	$9,825	$2,076	$—	$11,901	$—
U.S. agency mortgage-backed	12,889	795	(5)	13,679	—
State and political subdivisions	58,170	2,696	(396)	60,470	—
Corporate and miscellaneous	164,823	20,023	(348)	184,498	—
Foreign government	378	36	—	414	—
Residential mortgage-backed	5,880	222	(33)	6,069	(412)
Commercial mortgage-backed	20,003	848	(36)	20,815	—
Asset-backed	54,623	330	(416)	54,537	—
Total fixed maturities	$326,591	$27,026	$(1,234)	$352,383	$(412)

	December 31, 2020
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses
U.S. government and agencies	$11,386	$2,886	$—	$14,272	$—
U.S. agency mortgage-backed	21,015	1,461	—	22,476	—
State and political subdivisions	57,646	3,798	(15)	61,429	—
Corporate and miscellaneous	143,242	26,069	(258)	169,053	—
Foreign government	131	45	—	176	—
Residential mortgage-backed	6,060	388	(27)	6,421	(151)
Commercial mortgage-backed	18,567	1,503	(53)	20,017	—
Asset-backed	70,216	605	(814)	70,007	(260)
Total fixed maturities	$328,263	$36,755	$(1,167)	$363,851	$(411)

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

	December 31, 2021
	Amortized Cost	Fair Value
Due in one year or less	$1,753	$1,771
Due after one year through five years	36,245	38,497
Due after five years through ten years	67,802	71,435
Due after ten years	127,396	145,580
Securities not due at a single maturity date — primarily mortgage and asset-backed	93,395	95,100
Total fixed maturities	$326,591	$352,383

Fixed maturities with a carrying value of $3,604 and $3,852 were on deposit with governmental authorities, as required by law at December 31, 2021 and 2020, respectively.

The Company’s fixed maturities portfolio was primarily composed of investment grade securities, defined as a security having a rating of Aaa, Aa, A, or Baa from Moody’s, AAA, AA, A, or BBB from S&P or NAIC rating of NAIC 1 or NAIC 2. Investment grade securities comprised 94.8% and 97.9% of the Company’s total fixed maturities portfolio at December 31, 2021 and 2020, respectively.

At December 31, 2021 and December 31, 2020, the Company had commitments to make investments in fixed maturity securities in the amount of $657 and $3,027, respectively.

Mortgage Loans

The Company makes investments in commercial mortgage loans. The Company, along with other investors, owns a pro rata share of each loan. The Company participates in 34 such investment instruments with ownership shares ranging from 0.6% to 30.0% of the trust at December 31, 2021. The Company owns a share of 300 mortgage loans with a loan average balance of $159 and a maximum exposure related to any single loan of $555. Mortgage loan holdings are diversified by geography and property type as follows:

	December 31, 2021		December 31, 2020
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$15,257	32.1%	$16,252	32.1%
Office	11,627	24.4%	12,493	24.7%
Industrial	8,234	17.3%	8,095	16.0%
Mixed use	5,327	11.2%	6,014	11.9%
Apartments	2,880	6.1%	3,439	6.8%
Medical office	3,078	6.5%	3,119	6.2%
Other	1,153	2.4%	1,156	2.3%
Gross carrying value of mortgage loans	47,556	100.0%	50,568	100.0%
Valuation allowance	(69)		(141)
Net carrying value of mortgage loans	$47,487		$50,427

	December 31, 2021		December 31, 2020
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
U.S. Region:
West South Central	$12,017	25.3%	$11,780	23.3%
East North Central	12,439	26.3%	12,105	23.9%
South Atlantic	9,337	19.6%	10,908	21.6%
West North Central	3,065	6.4%	3,981	7.9%
Mountain	3,393	7.1%	4,404	8.7%
Middle Atlantic	2,392	5.0%	2,824	5.6%
East South Central	3,445	7.2%	3,060	6.1%
New England	82	0.2%	91	0.2%
Pacific	1,386	2.9%	1,415	2.8%
Gross carrying value of mortgage loans	47,556	100.0%	50,568	100.0%
Valuation allowance	(69)		(141)
Net carrying value of mortgage loans	$47,487		$50,427

During the years ended December 31, 2021 and 2020, $3,456 and $1,847 of new mortgage loans were purchased, respectively, which did not include second lien mortgage loans. All taxes, assessments, or any amounts advanced were not included in the mortgage loan balances at December 31, 2021 and 2020. At December 31, 2021 and 2020, the Company had 2 and 6 mortgage loans with a total carrying value of $685 and $1,408 that were in a restructured status, respectively. There were no impairments for mortgage loans in 2021 and 2020.

The changes in the valuation allowance for commercial mortgage loans were as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Beginning balance	$141	$53
Net (decrease) increase in valuation allowance	(72)	88
Ending balance	$69	$141

At December 31, 2021 and 2020 the Company had no mortgage loans that were on nonaccrual status.

At December 31, 2021 and 2020, the Company had a commitment to make investments in mortgage loans in the amount of $4,485 and $1,299, respectively.

Net Investment Income

The sources of net investment income are as follows:

	Year Ended December 31,
	2021	2020
Income from:
Fixed maturities	$12,738	$12,163
Policyholder loans	305	337
Mortgage loans	2,824	2,498
Short-term investments	—	58
Cash, cash equivalents and restricted cash	5	234
Dividends on equity securities	260	378
Gross investment income	16,132	15,668
Investment expenses	(1,566)	(1,547)
Net investment income	$14,566	$14,121

Investment expenses include investment management fees, some of which include incentives based on market performance, custodial fees and internal costs for investment-related activities.

Net Investment Gains (Losses)

The sources of net investment gains (losses) are as follows:

	Year Ended December 31,
	2021	2020
Investment gains (losses) from sales:
Fixed maturities	$801	$490
Equity securities	(1,644)	(312)
Other Invested Assets	1,175	158
Mortgage loans	116	18
Cash and cash equivalents	—	(8)
Investment expenses	(24)	(24)
Gains and losses from sales	424	322
Valuation change of equity investments - appreciation (decline):	2,682	(1,564)
Total net gains (losses) on investments	$3,106	$(1,242)

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

A roll-forward of the cumulative credit losses on fixed maturity securities is as follows:

	December 31,	December 31,
	2021	2020
Beginning balance of credit losses on fixed maturities	$833	$869
Additional credit losses for which an OTTI was not previously recognized	4	68
Reduction of credit losses related to securities sold during period	—	(104)
Ending balance of credit losses on fixed maturities	$837	$833

Unrealized Losses for Fixed Maturities

The Company’s fair value and gross unrealized losses for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position are as follows:

	12 months or less		Longer than 12 months		Total
December 31, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. agency mortgage-backed	$294	$(5)	$11	$—	$305	$(5)
State and political subdivisions	20,439	(377)	231	(19)	20,670	(396)
Corporate and miscellaneous	11,913	(312)	727	(36)	12,640	(348)
Foreign government	247	—	—	—	247	—
Residential mortgage-backed	1,983	(13)	427	(20)	2,410	(33)
Commercial mortgage-backed	3,870	(36)	—	—	3,870	(36)
Asset-backed	29,487	(315)	8,798	(101)	38,285	(416)
Total fixed maturities	$68,233	$(1,058)	$10,194	$(176)	$78,427	$(1,234)

	12 months or less		Longer than 12 months		Total
December 31, 2020	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. agency mortgage-backed	$17	$—	$12	$—	$29	$—
State and political subdivisions	2,320	(15)	—	—	2,320	(15)
Corporate and miscellaneous	5,177	(256)	254	(2)	5,431	(258)
Residential mortgage-backed	480	(10)	140	(17)	620	(27)
Commercial mortgage-backed	1,028	(46)	73	(7)	1,101	(53)
Asset-backed	34,859	(607)	11,247	(207)	46,106	(814)
Total fixed maturities	$43,881	$(934)	$11,726	$(233)	$55,607	$(1,167)

The indicated gross unrealized losses in all fixed maturity categories were $1,234 and $1,167 at December 31, 2021 and 2020, respectively. Based on the Company’s current evaluation of its fixed maturities in an unrealized loss position in accordance with our impairment policy and the Company’s current intentions regarding these securities, the Company concluded that these securities were not other-than-temporarily impaired.

Information and concentrations related to fixed maturities in an unrealized loss position are included below. The tables below include the number of fixed maturities in an unrealized loss position for greater than and less than 12 months and the percentage that were investment grade at December 31, 2021.

	Unrealized Losses 12 months or less
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. agency mortgage-backed	3	3	—	—	100%
State and political subdivisions	55	55	—	—	98%
Corporate and miscellaneous	56	54	—	2	64%
Foreign Government	1	1			100%
Residential mortgage-backed	9	9	—	—	100%
Commercial mortgage-backed	15	15	—	—	87%
Asset-backed	77	76	1	—	86%
Total fixed maturities	216	213	1	2

	Unrealized Losses greater than 12 months
	Number of Securities
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. agency mortgage-backed	1	1	—	—	100%
State and political subdivisions	1	1	—	—	100%
Corporate and miscellaneous	6	6	—	—	100%
Residential mortgage-backed	5	4	1	—	40%
Asset-backed	13	11	1	1	85%
Total fixed maturities	26	23	2	1

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

The deferred policy acquisition costs and changes are as follows:

	December 31,	December 31,
	2021	2020
Beginning balance	$87,212	$85,776
Acquisition costs deferred	26,728	15,397
Amortization	(18,225)	(13,961)
Ending balance	$95,715	$87,212

Note 4—Income Taxes

Provided below are income taxes based on the difference between the expected tax provision, applying the statutory tax rate (21%) to the actual tax provision.

	Year Ended December 31,
	2021	2020
(Loss) income before income taxes	$(17,035)	$(27,303)
Statutory rate	21%	21%
Income tax (benefit) expense at statutory rate	(3,578)	(5,734)
Effect of:
Return to provision adjustments	(186)	2,409
Increase (decrease) in the valuation allowance related to return to provision adjustments	598	(2,308)
Increase in the valuation allowance - current year	2,796	3,317
Total increase in the valuation allowance	3,394	1,009
Other	(8)	41
Income tax (benefit) expense	$(378)	$(2,275)

The components of income tax (benefit) expense are as follows:

	Year Ended December 31,
	2021	2020
Income tax applicable to:
Current	$(112)	$1,300
Deferred (net of increase in allowance: 2021 - $3,394, 2020 - $1,009)	(266)	(3,575)
Ending balance	$(378)	$(2,275)

The components of the net deferred income tax assets are as follows:

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforward	$21,076	$18,131
Reinsurance assets	48,559	48,898
Policyholder dividend obligation	2,660	2,789
Policyholder dividend	239	248
Commission receivable, net	7,255	7,879
Incentive compensation	176	211
Other	1,616	638
Total deferred tax assets	81,581	78,794
Valuation allowance	(20,059)	(16,665)
Total deferred income tax assets	61,522	62,129
Deferred tax liabilities:
Life insurance reserves	29,014	30,588
Deferred policy acquisition cost	9,643	9,183
Net unrealized investment gains	5,416	6,910
Intangible assets	344	344
Basis difference – investments	392	358
Fixed assets	3,519	3,451
Other	494	369
Total deferred tax liabilities	48,822	51,203
Deferred income tax assets, net	$12,700	$10,926

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

On December 22, 2017, the Tax Cut and Jobs Act Bill “H.R.1” was enacted, which, among other things, allows Net Operating Losses (NOLs) to be carried forward indefinitely; therefore, NOLs generated after December 31, 2017 are reflected in the table below under the caption no expiration. Internal Revenue Code Section 382 (“Section 382”) limits how much of a loss carryforward existing as of the date of an ownership change that can be used to offset annual taxable income subsequent to the change of ownership. As a result of the IPO and Section 382, the Company will be restricted in its ability to utilize loss carryforwards. The annual limit is estimated to be approximately $3.1 million. In 2021, no NOLs expired and there was a return to provision adjustment related to non-life NOLs of $2.8 million. These expiring NOLs have no impact on the Company’s results due to a full valuation allowance on these NOLs.

The Company’s net operating loss carryforwards are as follows:

	Life Sub- Group	Non-Life Sub-Group	Total
Year net operating loss expires
2025	$—	$1,229	$1,229
2026	—	5,249	5,249
2027	—	5,057	5,057
2028	—	3,061	3,061
2029	—	1,708	1,708
2030	—	8,121	8,121
2031	—	5,361	5,361
2032	—	2,539	2,539
2033	—	1,099	1,099
2034	—	13,527	13,527
2035	—	5,311	5,311
2036	—	5,267	5,267
2037	—	4,266	4,266
No expiration	1,669	36,897	38,566
	$1,669	$98,692	$100,361

The Company has no unrecognized tax benefits for the years ended December 31, 2021 and 2020 and the Company does not expect the unrecognized tax benefits to increase in the next 12 months. The Company records penalties and interest related to unrecognized tax benefits within income tax expense.

Note 5—Policy Liabilities

Future Policy Benefits and Claims

Future policy benefits and claims represent the reserve for direct and assumed traditional life insurance policies and annuities in payout status.

The annuities in payout status are certain structured settlement contracts. The policy liability for structured settlement contracts of $19,398 and $21,489 at December 31, 2021 and 2020, respectively, is computed as the present value of contractually-specified future benefits. The amount included in the policy liability for structured settlements that are life contingent at December 31, 2021 and 2020, is $15,557 and $17,084, respectively.

To the extent that unrealized gains on fixed maturity securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded. A liability of $6,403 and $8,010 is included as part of the liability for structured settlements with respect to this deficiency at December 31, 2021 and 2020, respectively. The offset to this liability is recorded as a reduction of the unrealized capital gains included in AOCI.

Participating life insurance in-force was 7.5% and 11.6% of the face value of total life insurance in force at December 31, 2021 and 2020, respectively.

Note 6—Reinsurance

The Company uses reinsurance to mitigate exposure to potential losses, provide additional capacity for growth, and provide greater diversity of business. For ceded reinsurance, the Company remains liable to the extent that reinsuring companies may not be able to meet their obligations under the reinsurance agreements. To manage the risk from failure of a reinsurer to meet its obligations, the Company periodically evaluates the financial condition of all of its reinsurers. No amounts have been recorded in 2021 and 2020 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.

Reinsurance recoverables are as follows:

	December 31,	December 31,
	2021	2020
Ceded future policy benefits	$146,087	$128,456
Claims and other amounts recoverables	38,044	29,559
Ending balance	$184,131	$158,015

The reconciliation of direct premiums to net premiums is as follows:

	Year Ended December 31,
	2021	2020
Direct premiums	$169,958	$146,293
Assumed premiums	41,187	35,779
Ceded premiums	(103,187)	(74,030)
Net insurance premiums	$107,958	$108,042

Net policy charges on universal life products were $182 and $172 for the year ended December 31, 2021 and 2020, respectively, and are included in other income.

At December 31, 2021 and December 31, 2020 reserves related to fixed-rate annuity deposits assumed from a former affiliate company amounted to approximately $71,832 and $74,918, respectively, and are included with policyholder account balances in the Consolidated Balance Sheets.

Note 7—Retirement and Executive Compensation Plans

The Company sponsors a defined contribution 401(k) plan covering substantially all employees. For the years ended December 31, 2021 and 2020, the Company’s expenses were $544 and $599, respectively. These expenses were recorded as part of Operating costs and expenses in the Consolidated Statements of Operations.

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

The assets and liabilities within the Closed Block are included in the Company’s consolidated financial statements on the same basis as other accounts of the Company. The maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block liabilities over Closed Block assets. Included in Closed Block assets are $10,463 and $10,170 at December 31, 2021 and 2020, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block, which is referred to as the actuarial calculation. The actuarial calculation projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the actuarial calculation as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block. The review of Closed Block experience also includes consideration of whether policyholder dividend obligations should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. At December 31, 2021 and 2020, the Company recognized policyholder dividend obligations of $12,669 and $13,282, respectively, resulting from the excess of actual cumulative earnings over the expected cumulative earnings and from accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block.

The impacts on the Company’s comprehensive (loss) income from recognizing policyholder dividend obligations are as follows:

	December 31,	December 31,
	2021	2020
Actual cumulative (loss) income earnings over expected cumulative earnings	$(9,680)	$(9,284)
Income tax (benefit) expense	(2,033)	(1,950)
Net (loss) income impact	(7,647)	(7,334)
Accumulated net unrealized investment (losses) gains	(2,989)	(3,998)
Income tax (benefit) expense	(628)	(839)
Other comprehensive (loss) income impact	(2,361)	(3,159)
Comprehensive (loss) income impact	$(10,008)	$(10,493)

Information regarding the Closed Block liabilities (assets) designated to the Closed Block is as follows:

	December 31,	December 31,
Closed Block Liabilities	2021	2020
Future policy benefits and claims	$32,005	$38,110
Policyholder account balances	6,957	7,272
Other policyholder liabilities	5,017	6,360
Policyholder dividend obligations	12,669	13,282
Other liabilities (assets)	(634)	(619)
Total Closed Block liabilities	56,014	64,405
Assets Designated to the Closed Block
Investments:
Fixed maturities - available-for-sale (amortized cost $38,314 and $37,364, respectively)	43,162	43,738
Policyholder loans	1,210	1,245
Total investments	44,372	44,983
Cash, cash equivalents and restricted cash	1,630	2,614
Premiums due and uncollected	2,089	1,029
Accrued investment income	420	427
Reinsurance recoverables	15,567	22,689
Deferred income tax assets, net	3,139	3,130
Total assets designated to the Closed Block	67,217	74,872
Excess of Closed Block assets over liabilities	11,203	10,467
Amounts included in accumulated other comprehensive income:
Unrealized investment gains (losses), net of income tax	3,830	5,035
Allocated to policyholder dividend obligations, net of income tax	(2,361)	(3,159)
Total amounts included in accumulated other comprehensive income	1,469	1,876
Maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities (includes excess assets of $10,463 and $10,170, respectively)	$(9,734)	$(8,591)

Information regarding the policyholder dividend obligations is as follows:

	December 31,	December 31,
Policyholder Dividend Obligations	2021	2020
Beginning balance	$13,282	$11,453
Impact from earnings allocable to policyholder dividend obligations	396	235
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligations	(1,009)	1,594
Ending balance	$12,669	$13,282

Information regarding the Closed Block revenues and expenses is as follows:

	Year Ended December 31,
	2021	2020
Revenues
Net insurance premiums	$3,039	$7,792
Net investment income	1,488	1,630
Realized gains	29	38
Total revenues	4,556	9,460
Benefits and expenses
Life and annuity benefits - including policyholder dividends of $1,098 and $1,161 respectively	3,810	7,268
Interest credited to policyholder account balances	173	184
Operating costs and expenses	(875)	2,986
Total expenses	3,108	10,438
Revenues, net of expenses before provision for income tax expense (benefit)	1,448	(978)
Income tax expense (benefit)	304	(205)
Revenues, net of expenses and provision for income tax expense (benefit)	$1,144	$(773)

The Company charges the Closed Block with federal income taxes and state and local premium taxes, policy maintenance costs and investment management expenses relating to the Closed Block, as provided in the Closed Block Memorandum.

The following table presents the amortized cost and fair value of the Closed Block fixed maturity securities portfolio by contractual maturity at December 31, 2021. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
Due in one year or less	$501	$506
Due after one year through five years	8,687	9,179
Due after five years through ten years	3,619	4,527
Due after ten years	22,687	26,140
Securities not due at a single maturity date — primarily mortgage and asset- backed	2,820	2,810
Total fixed maturities	$38,314	$43,162

Note 9—Regulatory Matters

Minimum Capital and Surplus Requirements

Fidelity Life is required to comply with the provisions of state insurance statutes in the jurisdictions in which it does business. These statutes include minimum statutory capital and surplus requirements. At December 31, 2021, Fidelity Life exceeded the minimum statutory capital and surplus level of $2,000 required by Illinois, its state of domicile.

Risk-Based Capital Requirements

The NAIC established a standard for assessing the solvency of insurance companies using a formula for determining each insurer’s risk-based capital (RBC). At December 31, 2021, the RBC of the Company’s insurance subsidiary, Fidelity Life, exceeded the levels at which certain regulatory corrective actions would be initiated.

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

Fidelity Life declared and paid no dividends during the twelve months ended December 31, 2021 and 2020, respectively.

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

Statutory Financial Information

The statutory capital and surplus and net income for Fidelity Life, as determined in accordance with statutory accounting practices prescribed or permitted by the IDOI, at December 31, 2021 and 2020, and for the years ended December 31, 2021 and 2020, are as follows:

	At December 31,
	2021	2020
Statutory capital and surplus
Fidelity Life	$98,211	$112,316

	Year Ended December 31,
	2021	2020
Statutory net (loss) income
Fidelity Life	$(8,692)	$6,206

Note 10—Commitments and Contingencies

Leases

Minimum future operating lease payments, including lease payments for real estate, vehicles, computers and office equipment at December 31, 2021, are as follows:

Year
2022	$1,374
2023	746
2024	362
2025	48
Total	$2,530

Lease expense for the years ended December 31, 2021 and 2020 was $1,466 and $1,771, respectively.

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

Federal Home Loan Bank of Chicago

The Company is a member of the FHLBC. As a member, the Company is able to borrow on a collateralized basis from FHLBC which can be used as an alternative source of liquidity. The FHLBC membership requires the Company to own member stock. At December 31, 2021 and December 31, 2020, the Company held $115 of FHLBC common stock. The Company's ability to borrow under this facility is subject to the FHLBC's discretion and requires the availability of qualifying assets. As of December 31, 2021 and December 31, 2020, the Company had not pledged any assets and there were no outstanding borrowings.

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

Recurring and Non-Recurring Fair Value Measurements

The Company’s assets and liabilities that are carried at fair value on a recurring and non-recurring basis, by fair value hierarchy level, are as follows:

December 31, 2021	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$11,901	$—	$11,901
U.S. agency mortgage-backed	—	13,679	—	13,679
State and political subdivisions	—	59,972	498	60,470
Corporate and miscellaneous	2,821	156,937	24,740	184,498
Foreign government	—	414	—	414
Residential mortgage-backed	—	6,069	—	6,069
Commercial mortgage-backed	—	20,815	—	20,815
Asset-backed	—	51,699	2,838	54,537
Total fixed maturities	2,821	321,486	28,076	352,383
Equity securities	—	—	—	—
Total recurring assets	$2,821	$321,486	$28,076	$352,383

December 31, 2020	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$14,272	$—	$14,272
U.S. agency mortgage-backed	—	22,476	—	22,476
State and political subdivisions	—	60,908	521	61,429
Corporate and miscellaneous	2,685	157,935	8,433	169,053
Foreign government	—	176	—	176
Residential mortgage-backed	—	6,421	—	6,421
Commercial mortgage-backed	—	20,017	—	20,017
Asset-backed	—	68,706	1,301	70,007
Total fixed maturities	2,685	350,911	10,255	363,851
Equity securities	3,833	15	—	3,848
Total recurring assets	$6,518	$350,926	$10,255	$367,699

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

		Total gains (losses) included in:
	Balance at January 1, 2021	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2021
Financial Assets
Fixed maturities
State and political subdivision	$521	$—	$(23)	$—	$—	$—	$—	$498
Corporate and miscellaneous	8,433	(39)	—	18,873	—	(14)	(2,513)	24,740
Asset-backed	1,301	—	(2)	1,290	—	(251)	500	2,838
Total assets	$10,255	$(39)	$(25)	$20,163	$—	$(265)	$(2,013)	$28,076

		Total gains (losses) included in:
	Balance at January 1, 2020	Net Income	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2020
Financial Assets
Fixed maturities
State and political subdivisions	$—	$—	$21	$500	$—	$—	$—	$521
Corporate and miscellaneous	—	42	120	8,271	—	—	—	8,433
Asset-backed	1,215	—	(34)	292	—	(172)	—	1,301
Total assets	$1,215	$42	$107	$9,063	$—	$(172)	$—	$10,255

There were 3 transfers from Level 3 to Level 2 and 1 transfer from Level 2 to Level 3 in 2021. In 2020, there were no transfers.

Financial Instruments not Measured at Fair Value

The carrying amount and estimated fair values of the Company’s financial instruments that are not measured at fair value on the Consolidated Balance Sheets are as follows:

		Estimated Fair Value
December 31, 2021	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$47,487	$—	$—	$43,047	$43,047
Policyholder loans	$6,371	$—	$—	$8,280	$8,280
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$22,680	$—	$—	$19,733	$19,733
Long/short-term debt	$26,378	$—	$—	$31,940	$31,940
Policyholder account balances	$80,494	$—	$—	$86,198	$86,198

		Estimated Fair Value
December 31, 2020	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$50,427	$—	$—	$46,816	$46,816
Policyholder loans	$6,414	$—	$—	$8,335	$8,335
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$24,495	$—	$—	$20,454	$20,454
Long/short-term debt	$30,478	$—	$—	$37,033	$37,033
Policyholder account balances	$83,869	$—	$—	$92,190	$92,190

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.

Mortgage Loans—Fair value was based on the discounted value of future cash flows for all first mortgage loans adjusted for specific loan risk. The discount rate was based on the rate that would be offered for similar loans at the reporting date. Fair value excludes $2,398 and $2,675 of second and mezzanine mortgages carried at cost which fair value is not measurable at December 31, 2021 and 2020, respectively.

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

Note 12—Long and Short-Term Debt

Beginning in the fourth quarter of 2017, Fidelity Life changed the commission structure related to Efinancial’s sale of the RAPIDecision® Life to pay annual level commissions over the life of the product instead of up-front, or first-year-only commissions. This change reduced Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business by spreading its statutory commission expenses over the life of the policy instead of incurring it all in the policy year of issue. In order to help provide liquidity for Efinancial through the receipt of larger first-year-only commissions, Fidelity Life and Efinancial entered into a financing arrangement with Hannover Life under which, on a monthly basis, Hannover Life advances to Efinancial amounts approximately equal to the first-year-only commissions on Fidelity Life RAPIDecision® Life business sold through Efinancial. In exchange, Efinancial assigns to Hannover Life its right to all future levelized commission payments on that business due from Fidelity Life, and Fidelity Life pays to Hannover Life the level commissions over the life of the contract. Our arrangement with Hannover Life allows us to finance up to $30.0 million of commission expense. In the first quarter of 2021, the Company ceased new advances on this financing arrangement. Efinancial’s ability to receive advances under this arrangement will terminate when the aggregate amount advanced under the arrangement equals or exceeds $30.0 million. This arrangement was also amended in 2021 removing Fidelity Life as a party to the arrangement. At December 31, 2021 and December 31, 2020, we had a net advance of $21,937 and $27,533, respectively, under this arrangement. At December 31, 2021, the Company expects to pay back the aggregate amounts as presented in the following table.

Due in one year or less	$3,869
Due after one year through two years	3,567
Due after two years through three years	3,350
Due after three years through four years	3,182
Due after four years through five years	3,038
Due after five years	21,911
Less discount	(12,539)
Total long/short-term debt	$26,378

Note 13—Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive (Loss) Income, net of taxes are as follows:

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at January 1, 2021	$362	$16,239	$16,601
Other comprehensive income (loss)
Unrealized holding gains from changes in the market value of securities	—	(9,796)	(9,796)
Impact on Policy benefit liabilities of changes in market value of securities	—	1,606	1,606
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	—	1,009	1,009
Income tax (expense) benefit	—	1,509	1,509
Other comprehensive income (loss), net of tax	—	(5,672)	(5,672)
Balance at December 31, 2021	$362	$10,567	$10,929

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at January 1, 2020	$362	$8,395	$8,757
Other comprehensive income (loss)
Unrealized holding gains from changes in the market value of securities	—	15,054	15,054
Impact on Policy benefit liabilities of changes in market value of securities	—	(3,527)	(3,527)
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	—	(1,594)	(1,594)
Income tax benefit (expense)	—	(2,089)	(2,089)
Other comprehensive income (loss), net of tax	—	7,844	7,844
Balance at December 31, 2020	$362	$16,239	$16,601

Note 14—Business Segments

The Company’s current operations were organized into three reportable segments: Insurance, Agency, and Corporate.

In the first quarter of 2021 and in connection with now selling the majority of our insurance products through the AmeriLife agency arrangement which are not eliminated, the Company has removed Eliminations as a separate component of our segment presentation to better align with the decline in intersegment earned commissions.

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

The Corporate & Other Segment includes certain expenses that are corporate expenses or that will benefit the overall organization and are not allocated to a segment.

All intercompany accounts and transactions have been eliminated in consolidation, including any profit or loss from the sale of Insurance Segment products through the Agency Segment.

The segment results are as follows:

	Year Ended December 31, 2021				Year Ended December 31, 2020
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Net insurance premiums	$107,958	$—	$—	$107,958	$108,042	$—	$—	$108,042
Net investment income	13,973	—	593	14,566	13,925	—	196	14,121
Net gains (losses) on investments	2,352	—	754	3,106	(1,370)	—	128	(1,242)
Other-than-temporary-impairments	(4)	—	—	(4)	(68)	—	—	(68)
Earned commissions	—	46,455	(2,062)	44,393	—	43,425	(21,614)	21,811
Other income	247	6,313	—	6,560	209	4,958	—	5,167
Total revenues	124,526	52,768	(715)	176,579	120,738	48,383	(21,290)	147,831
Life, annuity, and health claim benefits	80,677	—	—	80,677	80,810	—	—	80,810
Operating costs and expenses	25,688	56,739	12,285	94,712	26,589	49,249	4,525	80,363
Amortization of deferred policy acquisition costs	18,225	—	—	18,225	13,961	—	—	13,961
Total benefits and expenses	124,590	56,739	12,285	193,614	121,360	49,249	4,525	175,134
(Loss) income before income tax	$(64)	$(3,971)	$(13,000)	$(17,035)	$(622)	$(866)	$(25,815)	$(27,303)

	December 31, 2021				December 31, 2020
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Investments and cash	$419,953	$425	$10,402	$430,780	$436,757	$3,469	$20,829	$461,055
Commissions and agent balances	11,919	16,770	—	28,689	(12,231)	31,651	106	19,526
Deferred policy acquisition costs	95,715	—	—	95,715	87,212	—	—	87,212
Intangible assets	—	1,635	—	1,635	—	1,635	—	1,635
Reinsurance recoverables	184,131	—	—	184,131	158,015	—	—	158,015
Deferred income tax (liabilities) assets, net	(4,136)	—	16,836	12,700	(7,351)	—	18,277	10,926
Other	26,074	4,023	4,260	34,357	23,845	2,909	3,641	30,395
Total assets	$733,656	$22,853	$31,498	$788,007	$686,247	$39,664	$42,853	$768,764

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

Note 16—Subsequent Events

Management has evaluated subsequent events up to and including March 31, 2022, the date these Consolidated Financial Statements were issued and determined there were no reportable subsequent events.

Vericity, Inc.

Schedule I

Summary of Investments Other Than Investments in Related Parties

As of December 31, 2021

(dollars in thousands)

Type of Investment	Cost	Value	Balance Sheet
Fixed maturities:
Bonds:
U.S. government and agencies	$9,825	$11,901	$11,901
U.S. agency mortgage backed	12,889	13,679	13,679
State and political subdivisions	58,170	60,470	60,470
Corporate and miscellaneous	164,823	184,498	184,498
Foreign government	378	414	414
Residential mortgage backed securities	5,880	6,069	6,069
Commercial mortgage backed securities	20,003	20,815	20,815
Asset backed securities	54,623	54,537	54,537
Total fixed maturity securities	326,591	352,383	352,383
Mortgage loans	47,487	47,487	47,487
Policy loans	6,371	6,371	6,371
Other invested assets	2,140	2,140	2,140
Total investments	$382,589	$408,381	$408,381

Vericity, Inc.

Schedule II

Condensed Financial Information of Registrant (Parent Company) Statement of Operations

As of and for the Years Ended December 31, 2021 and 2020

(dollars in thousands)

For the Years Ended December 31,	2021	2020
Revenues
Net investment income and gains (losses)	$1,425	$385
Total revenues	1,425	385
Expenses
Operating costs and expenses	11,038	11,343
Total expenses	11,038	11,343
Income (loss) before income taxes	(9,613)	(10,958)
Income tax expense (benefit)	(670)	(762)
Net income (loss) before equity in net loss of subsidiary	(8,943)	(10,196)
Equity in net (loss) of subsidiary	(7,714)	(14,832)
Net (loss) income	(16,657)	(25,028)
Accumulated other comprehensive income (loss)	—	15
Equity in other comprehensive income of subsidiary	(5,672)	7,829
Total comprehensive (loss) income	$(22,329)	$(17,184)

See footnotes to the condensed financial statements.

Vericity, Inc.

Schedule II (Continued)

Condensed Financial Information of Registrant Statement of Financial Position

(dollars in thousands)

For the Years Ended December 31,	2021	2020
Assets
Investment in subsidiaries	$155,163	$168,549
Fixed maturities - available-for-sales - at fair value (amortized cost; $5,883 and $4,863)	5,883	4,863
Other invested assets	555	135
Cash, cash equivalents and restricted cash	3,884	15,750
Accrued investment income	—	1
Inter-company receivables	7,095	6,067
Current income tax receivable	1,613	943
Other assets	755	862
Total assets	174,948	197,170
Liabilities and Shareholders' Equity
Liabilities:
Other liabilities	2,044	1,937
Total liabilities	2,044	1,937
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	15
Additional paid-in capital	39,840	39,840
Retained earnings	122,120	138,777
Accumulated other comprehensive income (loss)	10,929	16,601
Total shareholders' equity	172,904	195,233
Total liabilities and shareholders' equity	$174,948	$197,170

See footnotes to the condensed financial statements.

Vericity, Inc.

Schedule II (Continued)

Condensed Financial Information of Registrant Statement of Cash Flows

(dollars in thousands)

For the Years Ended December 31,	2021	2020
Cash flows from operating activities
Net (loss) income	$(16,657)	$(25,028)
Adjustments to reconcile net income to net cash provided (used) by operations:
Equity in earnings of subsidiaries	7,714	14,832
Net investment gains (losses)	(754)	(128)
Accretion of bond discount	(321)	(58)
Change in:
Due to subsidiaries	(1,027)	(1,349)
Accrued investment income	1	11
Other liabilities	106	1,843
Other assets	107	(862)
Income tax	(670)	(762)
Net cash used by operating activities	(11,501)	(11,501)
Cash flows from investing activities
Purchases of fixed maturities	(4,239)	(4,734)
Purchases of other invested assets	334	(135)
Sales of fixed maturities	3,540	—
Sales of short-term investments	—	29,800
Net cash provided (used) by investing activities	(365)	24,931
Cash flows from financing activities
Net cash flows provided by financing	—	—
Net (decrease) increase in cash and cash equivalents	(11,866)	13,430
Cash, cash equivalents and restricted cash - beginning of period	15,750	2,320
Cash, cash equivalents and restricted cash - end of period	$3,884	$15,750

See footnotes to the condensed financial statements.

Vericity, Inc.

Schedule II (Continued)

Notes to Condensed Financial Information of Registrant

Note 1—General

Pursuant to rules and regulations of the SEC, the unconsolidated condensed financial statements of the Parent Company do not reflect all of the information and notes normally included with financial statements prepared in accordance with GAAP. Therefore, these condensed financial statements of the Registrant should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8.

Vericity, Inc.

Schedule III

Supplementary Insurance Information

As of and for the Years Ended December 31, 2021 and 2020

(dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits Losses and Expenses	Other Policy Claims and Benefits Payable	Net Insurance Premiums	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
2021
Insurance	$95,715	$416,039	$142,365	$107,958	$13,973	$80,677	$18,225	$25,688
Agency	—	—	—	—	—	—	—	56,739
Corporate & other	—	—	—	—	593	—	—	12,285
Total	$95,715	$416,039	$142,365	$107,958	$14,566	$80,677	$18,225	$94,712
2020
Insurance	$87,212	$381,563	$134,940	$108,042	$13,925	$80,810	$13,961	$26,589
Agency	—	—	—	—	—	—	—	49,249
Corporate & other	—	—	—	—	196	—	—	4,525
Total	$87,212	$381,563	$134,940	$108,042	$14,121	$80,810	$13,961	$80,363

Vericity, Inc.

Schedule IV

Reinsurance

As of and for the Years Ended December 31, 2021 and 2020

(dollars in thousands)

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2021
Life insurance face amount in-force (millions)	$34,854	$33,845	$3,975	$4,984	79.8%
Premiums
Life insurance	$169,204	$103,028	$41,187	$107,363	38.4%
Accident and health	754	159	—	595	0.0%
Total premiums	$169,958	$103,187	$41,187	$107,958	38.2%
2020
Life insurance face amount in-force (millions)	$32,343	$32,094	$2,928	$3,177	92.2%
Premiums
Life insurance	$145,597	$73,855	$35,779	$107,521	33.3%
Accident and health	696	175	—	521	0.0%
Total premiums	$146,293	$74,030	$35,779	$108,042	33.1%

Vericity, Inc.

Schedule V

Valuation and Qualifying Accounts

For the Years Ended December 31, 2021 and 2020

(dollars in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
2021
Allowance for losses on commercial mortgage	$141	$—	$—	$72	$69
Allowance for uncollectible receivables	880	—	—	299	581
Valuation allowance on deferred tax asset	16,665	3,394	—	—	20,059
	$17,686	$3,394	$—	$371	$20,709
2020
Allowance for losses on commercial mortgage	$53	$—	$88	$—	$141
Allowance for uncollectible receivables	545	335	—	—	880
Valuation allowance on deferred tax asset	15,656	1,009	—	—	16,665
	$16,254	$1,344	$88	$—	$17,686

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

Management's Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria related to internal control over financial reporting described in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) during 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

Item 10. Directors, Executive Officers and Corporate Governance.

The table below provides information of our directors and executive officers as of March 30, 2022.

Name	Age	Position
Eric Rahe	53	Director and Chairman
Neil Ashe	54	Director
Calvin Dong	34	Director
Richard A. Hemmings	75	Director
Scott Perry	59	Director
James W. Schacht	80	Director
James E. Hohmann	66	Chief Executive Officer, President and Director
John Buchanan	51	Executive Vice President, General Counsel and Corporate Secretary
Chris Campbell (1)	51	Executive Vice President of Vericity, President and Chief Operating Officer of Efinancial
David R. Drollette	39	Executive Vice President, Chief Data Officer & Chief Technology Officer
James C. Harkensee	63	Executive Vice President of Vericity, President and Chief Operating Officer of Fidelity Life
Chris S. Kim	50	Executive Vice President, Chief Financial Officer and Treasurer
Laura R. Zimmerman	63	Executive Vice President and Chief Marketing Officer

(1)
Effective March 22, 2022, Mr. Campbell, Executive Vice President of Vericity and President and Chief Operating Officer of Efinancial is no longer employed with the Company.

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

James E. Hohmann has served as a director, Chief Executive Officer and President of Vericity since September 2014 and served as a director and Chief Executive Officer of Vericity from September 2014 until its conversion in 2019. For approximately two years prior thereto, Mr. Hohmann worked as a private consultant in the life insurance industry, including providing consulting services for Members Mutual. From April 2009 until June 2012, Mr. Hohmann served as a director, President, and Chief Executive Officer of FBL

Financial Group, an individual life insurance and annuity products company. From January 2007 until January 2009, Mr. Hohmann was an executive officer of Allstate Corporation with accountabilities as President and Chief Executive Officer of Allstate Financial. From December 2004 until December 2006, Mr. Hohmann was President and Chief Operating Officer of Conseco, Inc. Earlier, he served as President and Chief Executive Officer of a newly formed XL Life and Annuity business at XL Capital, was Chief Actuary and then President of the Financial Institutions business of Zurich (Kemper), and worked for nearly 13 years as a management consultant, first for KPMG Peat Marwick, followed by Tillinghast/Towers Perrin (now Willis Towers Watson) where he was Managing Principal of the Chicago Life Practice. Effective March 22, 2022, Mr. Hohmann reassumed the President and Chief Operating Officer role at eFinancial, a role he previously had prior to Mr. Campbell’s arrival in 2017.

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

Mr. Dong received a B.S. (Honors) in Finance and Accounting with High Distinction from the Kelley School of Business, Indiana University.

Mr. Dong was selected to serve on our board of directors because of his experience in the insurance and financial services industries. Mr. Dong has over 11 years of experience as an investor and banker to the life insurance industry.

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

Mr. Perry was selected to serve on our board of directors because of his experience in the insurance industry. Mr. Perry has over 30 years of experience in the life insurance industry. As Chief Executive Officer of AmeriLife and former President of Bankers Life, Chief Business Officer of CNO, he brings particular expertise in the distribution of a wide variety of life and health products across various distribution channels.

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

Chris S. Kim has served as Chief Financial Officer of Vericity since August 2014 and served as Chief Financial Officer of Members Mutual from August 2014 until its conversion in 2019. He has served as Executive Vice President of Vericity since its conversion in 2019. Prior thereto, Mr. Kim served as Chief Accounting Officer of Members Mutual since June 2013. Mr. Kim has over 20 years of experience in public accounting and controllership with a focus on property and casualty and life insurers. He has extensive experience in advising public companies on accounting and financial reporting matters related to capital raising activities and advising clients on complex accounting matters. Mr. Kim also serves as Executive Vice President of Vericity. Prior to joining Members Mutual, he was employed by PricewaterhouseCoopers LLC for a total of seventeen years within the audit and transaction services practice in Kansas City, Chicago, and New York, from 1995-2002 and again from 2004-2013. From 2002-2004, Mr. Kim held the position of Assistant Controller with Employers Reinsurance Corporation, a subsidiary of GE Capital.

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

Chris Campbell has served as Executive Vice President of Vericity since its conversion in 2019 and as President and Chief Operating Officer of Efinancial since July 2017. Mr. Campbell has over 25 years of experience in the insurance industry. Prior to joining Efinancial, he served in various roles at CNO Financial from 2010 to 2017, most recently as SVP Marketing and Communications from 2013 to 2017, where he led initiatives that improved productivity and increased ROI, including the company’s transformation from print to digital marketing. He also previously served as Director of Strategy and Business Development at Allstate Financial. Mr. Campbell also serves as Executive Vice President of Vericity. He began his career in management consulting, where he developed competitive and growth strategies for Fortune 1000 firms. Effective March 22, 2022, Mr. Campbell, Executive Vice President of Vericity and President and Chief Operating Officer of Efinancial is no longer employed with the Company.

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

•
in the event of any vacancy in the office of any standby purchaser designee or company designee, a majority of the remaining designees, as applicable, will have the right to nominate a replacement to fill the vacancy, provided that in the case of a vacancy of a company designee, the standby purchaser may elect to reduce the size of the board of directors by two so long as one of the standby purchaser designees resigns, and provided further that in the event that there are no remaining company designees to nominate a replacement, the advisory board shall have the right to designate a replacement company designee;

•
at any election of directors of Vericity, a majority of the standby purchaser designees will have the right to nominate the successors of the standby purchaser designees, and a majority of the company designees will have the right to nominate the successors of the company designees, provided that in the event that there are no remaining company designees to nominate successors, the advisory board shall have the right to designate successor company designees;

•
any transaction between the standby purchaser or any of its affiliates, on the one hand, and Vericity or any of its subsidiaries, on the other hand, shall be subject to approval by the company designees, other than ordinary course transactions on arm’s length terms; and

•
Mr. Hohmann shall serve as Chief Executive Officer of the Company for no less than three years after the closing of the offering, subject to his earlier death, retirement, resignation or removal for cause as defined in the standby purchase agreement.

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

Item 11. Executive Compensation.

The following table shows the compensation information for our President and Chief Executive Officer, our Executive Vice President and President and Chief Operating Officer of Fidelity Life and our Executive Vice President and President and Chief Operating Officer of Efinancial based on compensation earned for the years ended December 31, 2021 and December 31, 2020 (our “named executive officers”).

			Non-Equity Incentive Plan Compensation	All Other Compensation
Name and Principal Position	Year	Salary ($)	($)(1)	(2)(3)	Total ($)
James Hohmann	2021	767,350	425,419	46,235	1,239,004
President and Chief Executive Officer of Vericity	2020	745,000	537,145	40,544	1,322,689
James Harkensee	2021	450,000	189,536	36,613	676,149
Executive Vice President of Vericity, President and Chief Operating Officer of Fidelity Life	2020	440,000	205,555	27,145	672,700
Chris Campbell (4)	2021	412,000	141,806	33,819	587,625
Executive Vice President of Vericity, President and Chief Operating Officer of Efinancial	2020	400,000	195,470	21,702	617,172

(1)
Includes the following amounts earned under the short-term incentive program based on performance for years 2021 and 2020, respectively: Mr. Hohmann $425,419 and $537,145: Mr. Harkensee $189,536 and $205,555; and Mr. Campbell $141,806 and $195,470. See “Executive Compensation—Short-Term Incentive Program” below for additional information. Note that compensation earned for annual performance is paid in March of the following year.
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
(4)
As disclosed in the Company’s 8k filing of March 25, 2022, effective March 22, 2022, Chris Campbell is no longer employed with the Company.

Short-Term Incentive Program

2021 Short-Term Incentive Program

Under the annual bonus program, the compensation committee established 2021 bonus opportunities. Mr. Hohmann’s annual bonus opportunity was 0% to 140% of his base salary, with his target bonus opportunity equal to 80% of base salary. The bonus opportunity for each of Messrs. Harkensee and Campbell was 0% to 96.25% of their base salary, with the target bonus opportunity equal to 55% of their respective base salaries. The amount of bonus paid depended on achievement of performance measures recommended by management and approved by the compensation committee.

The performance award for each of our named executive officers was based on the following performance categories:

•
Corporate (Fidelity Life pre-tax GAAP earnings and Efinancial EBITDA combined; Next Level Growth initiative, technology stability, and number of new affinity group policyholders);

•
Fidelity Life (pre-tax statutory operating income; pre-tax GAAP income; retirement of legacy applications and new digital product launches); and

•
Efinancial (EBITDA; retail FLA production; and gross contribution margin).

Mr. Hohmann’s bonus opportunity was weighted 50% Corporate, 25% Fidelity Life, and 25% Efinancial. Mr. Harkensee’s bonus opportunity was weighted 30% Corporate, 40% Fidelity Life, and 30% Efinancial. Mr. Campbell’s bonus opportunity was weighted 30% Corporate, 30% Fidelity Life, and 40% Efinancial.

In 2021, we achieved 69% of target for Corporate, 140% for Fidelity Life, and 0% for Efinancial. Based on this performance, 2021 annual bonuses for our named executive officers were as follows: Mr. Hohmann $425,419; Mr. Harkensee $189,536; and Mr. Campbell $141,806.

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

Deferred Compensation Plan

We offer a non-qualified deferred compensation plan to our named executive officers, directors and certain other executive officers. Deferred compensation plan participants can elect to defer a portion of their annual compensation into the deferred compensation plan, with the deferrals generally not subject to current income tax. Deferred compensation plan balances are credited with interest, computed monthly, using the yield rate that we earn on our invested assets. Net gains (losses) on investments are not considered in determining earnings on deferred compensation accounts. There are currently no participants in this plan.

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

Director Compensation

In 2021, each non-employee director and advisory director of Vericity, Inc. received an annual retainer of $100,000 which was paid on a quarterly basis. Messrs. Rahe, Dong and Perry do not receive cash compensation from the Company for service as a director of Vericity, Inc. Following the closing of the IPO, each director other than Messrs. Rahe and Dong also received a grant of Class B Units under the EI Plan. See “—Apex Holdco Equity Incentive Plan” above for additional information.

The table below summarizes the total compensation earned from the Company and its subsidiaries by our non-employee directors for service as a director for the fiscal year ended December 31, 2021.

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

We have based our calculations of the percentage of beneficial ownership on 14,875,000 shares of common stock outstanding on March 30, 2022.

Five Percent Shareholders

The following table sets forth information regarding all persons known by the Company to be the beneficial owner of more than 5% of the Company's common stock as of March 30, 2022.

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

Directors and Executive Officers

The following table sets forth information regarding our common stock beneficially owned as of March 30, 2022 by (i) each director, (ii) each of the named executive officers, and (iii) all current directors and executive officers as a group.

Directors & Executive Officers	Number of Shares and Nature of Beneficial Ownership	Percentage of Class (%)
Neil Ashe	-	0
Calvin Dong	453	*(1)
Richard A. Hemmings	193,500	1.3
James E. Hohmann	625,532	4.2
Scott Perry	-	0
Eric Rahe	-	0
James W. Schacht	5,124	*(1)
James C. Harkensee	327,782	2
Chris Campbell (2)	102,521	*(1)
All current directors and executive officers as a group (12 persons)	1,660,941	11.2

(1)
Ownership percentage is less than 1.0%.
(2)
Effective March 22, 2022 Mr. Campbell, Executive Vice President of Vericity and President and Chief Operating Officer of Efinancial is no longer employed with the Company.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has no related party transactions.

Item 14. Principal Accountant Fees and Services.

The following table provides information regarding the fees incurred to Deloitte & Touche LLP during the years ended December 31, 2021 and 2020. All fees described below were approved by the audit committee.

(dollars in thousands)	2021	2020
Audit Fees (1)	$1,100	$1,100
Audit Related Fees (2)	7	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$1,107	$1,100

(1)
Audit Fees of Deloitte & Touche LLP for 2021 and 2020 were for professional services associated with the annual audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements and the issuance of consents and comfort letters in connection with registration statement filings with the SEC.
(2)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” No such services were incurred in 2020.
(3)
Tax Fees consist of fees for tax compliance, tax advice and tax planning. No such services were incurred in 2021 and 2020.
(4)
All Other Fees include any fees billed that are not audit, audit-related or tax fees. No such services were incurred in 2021 and 2020.

Before an independent registered public accounting firm is engaged by the Company to render audit or non-audit services, our audit committee must review the terms of the proposed engagement and pre-approve the engagement. The audit committee may delegate authority to one or more of the members of the audit committee to provide these pre-approvals for audit or non-audit services, provided that the person or persons to whom authority is delegated must report the pre-approvals to the full audit committee at its next scheduled meeting. Audit committee pre-approval of non-audit services (other than review and attest services) are not required if those services fall within available exceptions established by the SEC. The audit committee pre-approved all audit, audit-related, tax and other services provided by Deloitte & Touche LLP for the fiscal years 2021 and 2020 and the estimated costs of those services. Actual amounts billed, to the extent in excess of the estimated amounts, were periodically reviewed and approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

10.16	Apex Holdco L.P. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019)

10.17	Form of Employee-Consultant Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019)

10.18	Form of Director Award Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019)

10.19	Form of CEO Award Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019)

21.1	Subsidiaries of Vericity, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB*	Inline Taxonomy Extension Label Linkbase

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Company Name

Date: March 31, 2022	By:	/s/ Chris S. Kim
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

Name	Title	Date

/s/ James E. Hohmann	Director, Chief Executive Officer, and President	March 31, 2022
Name

/s/ Chris S. Kim	Executive Vice President, Chief Financial Officer and Treasurer	March 31, 2022
Name

/s/ Eric Rahe	Director and Chairman	March 31, 2022
Name

/s/ Neil Ashe	Director	March 31, 2022
Name

/s/ Calvin Dong	Director	March 31, 2022
Name

/s/ Richard A. Hemmings	Director	March 31, 2022
Name

/s/ Scott Perry	Director	March 31, 2022
Name

/s/ James W. Schacht	Director	March 31, 2022
Name