Form 10-Q
period 2022-03-31
Vericity, Inc.
filed 2022-05-16
CIK 1575434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

The number of shares of Registrant’s Common Stock outstanding as of May 13, 2022 was 14,875,000.

Part 1. Financial Information

Item I. Financial Statements

Vericity, Inc.

Interim Condensed Consolidated Balance Sheets

(dollars in thousands)

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities – available-for-sale – at fair value (amortized cost; $325,606 and $326,591)	$326,754	$352,383
Mortgage loans (net of valuation allowances of $81 and $69)	47,091	47,487
Policyholder loans	6,449	6,371
Other invested assets	3,831	2,140
Total investments	384,125	408,381
Cash, cash equivalents and restricted cash	13,983	22,399
Accrued investment income	2,738	2,590
Reinsurance recoverables (net of allowances of $149 and $149)	204,400	184,131
Deferred policy acquisition costs	92,317	95,715
Commissions and agent balances (net of allowances of $337 and $432)	29,136	28,689
Intangible assets	1,635	1,635
Deferred income tax assets, net	17,948	12,700
Other assets	34,621	31,767
Total assets	780,903	788,007
Liabilities and Shareholders' Equity
Liabilities
Future policy benefits and claims	424,210	416,039
Policyholder account balances	79,856	80,494
Other policyholder liabilities	52,250	49,202
Policy dividend obligations	10,182	12,669
Reinsurance liabilities and payables	9,317	6,927
Long-term debt	22,242	22,412
Short-term debt	3,753	3,966
Other liabilities	27,077	23,394
Total liabilities	628,887	615,103
Commitments and Contingencies (Note 6)
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	15
Additional paid-in capital	39,840	39,840
Retained earnings	116,458	122,120
Accumulated other comprehensive income (loss)	(4,297)	10,929
Total shareholders' equity	152,016	172,904
Total liabilities and shareholders' equity	$780,903	$788,007

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Operations

(dollars in thousands, except earnings per share)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Revenues
Net insurance premiums	$22,160	$25,297
Net investment income	3,467	3,254
Net gains (losses) on investments	1,650	1,517
Other-than-temporary-impairments (OTTI)	(102)	(2)
Earned commissions	11,037	10,622
Insurance lead sales	1,238	1,474
Other income	62	75
Total revenues	39,512	42,237
Benefits and expenses
Life, annuity, and health claim benefits	14,798	21,952
Interest credited to policyholder account balances	728	722
Operating costs and expenses	25,154	23,330
Amortization of deferred policy acquisition costs	4,912	3,240
Total benefits and expenses	45,592	49,244
(Loss) income before income tax	(6,080)	(7,007)
Income tax (benefit) expense	(418)	(941)
Net (loss) income	$(5,662)	$(6,066)

Earnings per share for the periods
	Three Months Ended March 31,
	2022	2021
	(Unaudited)	(Unaudited)
Weighted average shares outstanding, basic and diluted	14,875,000	14,875,000
Basic earnings per share	$(0.38)	$(0.41)
Diluted earnings per share	$(0.38)	$(0.41)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Net (loss) income	$(5,662)	$(6,066)
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on investments	(15,226)	(8,486)
Total other comprehensive (loss) income	(15,226)	(8,486)
Total comprehensive income (loss)	$(20,888)	$(14,552)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Common stock
Balance – beginning of period	$15	$15
Balance – end of period	$15	$15

Additional paid-in capital
Balance – beginning of period	$39,840	$39,840
Balance – end of period	$39,840	$39,840

Retained earnings
Balance – beginning of period	$122,120	$138,777
Net (loss) income	(5,662)	(6,066)
Balance – end of period	$116,458	$132,711

Accumulated other comprehensive income (loss)
Balance – beginning of period	$10,929	$16,601
Other comprehensive (loss) income	(15,226)	(8,486)
Balance – end of period	$(4,297)	$8,115
Total shareholders' equity	$152,016	$180,681

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	Three Months Ended March 31,
	2022	2021
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(5,662)	$(6,066)
Adjustments to reconcile net income (loss) to net cash (used) provided by operating activities:
Depreciation and amortization and other non-cash items	1,199	805
Interest credited to policyholder account balances	728	722
Deferred income tax	(1,201)	(941)
Net gains (losses) on investments	(1,650)	(1,517)
Other-than-temporary-impairments	102	2
Interest expense	325	406
Change in:
Equity securities	—	(142)
Accrued investment income	(148)	128
Reinsurance recoverables	(20,269)	(10,830)
Deferred policy acquisition costs	3,398	(444)
Commissions and agent balances	(447)	(6,192)
Other assets	(2,227)	(843)
Insurance liabilities	14,071	12,418
Other liabilities	6,217	(1,058)
Net cash (used) provided by operating activities	(5,564)	(13,552)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturities	12,759	19,566
Mortgage loans	1,761	689
Purchases of:
Fixed maturities	(11,685)	(24,210)
Mortgage loans	(1,323)	(274)
Other invested assets	(137)	—
Change in policyholder loans, net	(78)	126
Other, net	(2,121)	(1,644)
Net cash (used) provided by investing activities	(824)	(5,747)
Cash flows from financing activities
Debt issued	—	1,189
Debt repaid	(708)	(3,350)
Deposits to policyholder account balances	104	117
Withdrawals from policyholder account balances	(1,424)	(2,021)
Net cash (used) provided by financing activities	(2,028)	(4,065)
Net (decrease) increase in cash, cash equivalents and restricted cash	(8,416)	(23,364)
Cash, cash equivalents and restricted cash – beginning of period	22,399	36,242
Cash, cash equivalents and restricted cash – end of period	$13,983	$12,878

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

The accompanying interim condensed consolidated financial statements present the accounts of the Company and subsidiaries for the three months ended March 31, 2022 and March 31, 2021 and at March 31, 2022 and December 31, 2021. These interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report in the Form 10-K for the year ended December 31, 2021. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Basis of Presentation

These interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report, as is permitted by such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2021, and notes thereto, included in the Form 10-K.

Use of Estimates

The preparation of interim condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The more significant estimates employed in the preparation of the interim condensed consolidated financial statements include the determination of the valuation of investments in fixed maturity, investment impairments, the valuation of deferred tax assets, future policy benefits and other policyholder liabilities.

Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. The guidance is effective for interim and annual periods beginning on or after January 1, 2022. The new guidance requires a lessee to recognize “right-of-use” (ROU) assets and liabilities for leases with lease terms of more than 12 months including those historically accounted for as operating leases. We adopted ASU No. 2016-02, Leases (Topic 842) effective January 1, 2022. The effect of the new guidance at date of adoption was the recognition of an ROU asset and operating lease liabilities of $2,329 reported in other assets and liabilities, respectively.

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

Fixed Maturities

The amortized cost, gross unrealized gains, gross unrealized losses, fair value, and OTTI loss included in accumulated other comprehensive income (AOCI) of fixed maturities available-for-sale are as follows:

	March 31, 2022
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses
U.S. government and agencies	$9,309	$1,208	$(11)	$10,506	$—
U.S. agency mortgage-backed	10,116	275	(191)	10,200	—
State and political subdivisions	57,912	800	(4,204)	54,508	—
Corporate and miscellaneous	171,084	8,324	(3,303)	176,105	—
Foreign government	131	23	—	154	—
Residential mortgage-backed	5,577	155	(112)	5,620	(424)
Commercial mortgage-backed	19,924	80	(318)	19,686	—
Asset-backed	51,553	51	(1,629)	49,975	—
Total fixed maturities	$325,606	$10,916	$(9,768)	$326,754	$(424)

	December 31, 2021
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses
U.S. government and agencies	$9,825	$2,076	$—	$11,901	$—
U.S. agency mortgage-backed	12,889	795	(5)	13,679	—
State and political subdivisions	58,170	2,696	(396)	60,470	—
Corporate and miscellaneous	164,823	20,023	(348)	184,498	—
Foreign government	378	36	—	414	—
Residential mortgage-backed	5,880	222	(33)	6,069	(412)
Commercial mortgage-backed	20,003	848	(36)	20,815	—
Asset-backed	54,623	330	(416)	54,537	—
Total fixed maturities	$326,591	$27,026	$(1,234)	$352,383	$(412)

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

	March 31, 2022
	Amortized Cost	Fair Value
Due in one year or less	$4,871	$4,942
Due after one year through five years	31,874	32,435
Due after five years through ten years	74,288	74,397
Due after ten years	127,404	129,498
Securities not due at a single maturity date — primarily mortgage and asset-backed	87,169	85,482
Total fixed maturities	$325,606	$326,754

Fixed maturities with a carrying value of $3,263 and $3,604 were on deposit with governmental authorities, as required by law at March 31, 2022 and December 31, 2021, respectively.

The Company’s fixed maturities portfolio was primarily composed of investment grade securities, defined as a security having a rating of Aaa, Aa, A, or Baa from Moody’s, AAA, AA, A, or BBB from Standard & Poor’s, or National Association of Insurance Commissioners (NAIC) rating of NAIC 1 or NAIC 2. Investment grade securities comprised 94.6% and 94.8% of the Company’s total fixed maturities portfolio at March 31, 2022 and December 31, 2021, respectively.

At March 31, 2022 and December 31, 2021, the Company had commitments to make investments in available-for-sale securities in the amount of $529 and $657, respectively.

Mortgage Loans

The Company makes investments in commercial mortgage loans. The Company, along with other investors, owns a pro rata share of each loan. The Company participates in 35 such investment instruments with ownership shares ranging from 0.6% to 30.0% of the trust at March 31, 2022. The Company owns a share of 310 mortgage loans with an average loan balance of $152 and a maximum exposure related to any single loan of $555. Mortgage loan holdings are diversified by geography and property type as follows:

	March 31, 2022		December 31, 2021
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$15,056	31.8%	$15,257	32.1%
Office	11,265	23.9%	11,627	24.4%
Industrial	8,717	18.5%	8,234	17.3%
Mixed use	5,270	11.2%	5,327	11.2%
Apartments	2,949	6.3%	2,880	6.1%
Medical office	3,046	6.5%	3,078	6.5%
Other	869	1.8%	1,153	2.4%
Gross carrying value of mortgage loans	47,172	100.0%	47,556	100.0%
Valuation allowance	(81)		(69)
Net carrying value of mortgage loans	$47,091		$47,487

	March 31, 2022		December 31, 2021
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
U.S. Region:
West South Central	$11,831	25.1%	$12,017	25.3%
East North Central	12,591	26.7%	12,439	26.3%
South Atlantic	9,627	20.4%	9,337	19.6%
West North Central	3,030	6.4%	3,065	6.4%
Mountain	3,304	7.0%	3,393	7.1%
Middle Atlantic	2,372	5.0%	2,392	5.0%
East South Central	3,405	7.2%	3,445	7.2%
New England	79	0.2%	82	0.2%
Pacific	933	2.0%	1,386	2.9%
Gross carrying value of mortgage loans	47,172	100.0%	47,556	100.0%
Valuation allowance	(81)		(69)
Net carrying value of mortgage loans	$47,091		$47,487

During the three months ended March 31, 2022 and March 31, 2021, $1,323 and $274 of new mortgage loans were purchased, respectively, which did not include second lien mortgage loans. There were no taxes, assessments, or any amounts advanced that were not included in the mortgage loan balances at March 31, 2022 and December 31, 2021. At March 31, 2022 and December 31, 2021, the Company had 2 and 2 mortgage loans with a total carrying value of $679 and $685 that were in a restructured status, respectively. There were no impairments for mortgage loans at March 31, 2022 and December 31, 2021.

The changes in the valuation allowance for commercial mortgage loans were as follows:

	Three Months Ended March 31, 2022	Year Ended December 31, 2021
Beginning balance	$69	$141
Net (decrease) increase in valuation allowance	12	(72)
Ending balance	$81	$69

At March 31, 2022 and December 31, 2021, the Company had no mortgage loans that were on nonaccrual status.

At March 31, 2022 and December 31, 2021, the Company had commitments to make investments in mortgage loans in the amount of $2,072 and $4,485, respectively.

Net Investment Income

The sources of net investment income are as follows:

	Three Months Ended March 31,
	2022	2021
Income from:
Fixed maturities	$3,142	$2,914
Policyholder loans	87	92
Mortgage loans	669	626
Cash, cash equivalents and restricted cash	—	4
Dividends on equity securities	—	90
Gross investment income	3,898	3,726
Investment expenses	(431)	(472)
Net investment income	$3,467	$3,254

Investment expenses include investment management fees, some of which include incentives based on market performance, custodial fees and internal costs for investment-related activities.

Net Investment Gains (Losses)

The sources of net investment gains (losses) are as follows:

	Three Months Ended March 31,
	2022	2021
Investment gains (losses) from sales:
Fixed maturities	$55	$261
Mortgage loans	42	5
Investment expenses	—	(12)
Gains (losses) from sales	97	254
Valuation change of Other invested assets - appreciation (decline):	1,553	608
Valuation change of Equity securities - appreciation (decline):	—	655
Total net gains (losses) on investments	$1,650	$1,517

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

A roll-forward of the cumulative credit losses on fixed maturities are as follows:

	March 31,	December 31,
	2022	2021
Beginning balance of credit losses on fixed maturities	$837	$833
Additional credit losses for OTTI	102	4
Reduction of credit losses related to securities sold during period	(16)	—
Ending balance of credit losses on fixed maturities	$923	$837

Unrealized Losses for Fixed Maturities

The Company’s fair value and gross unrealized losses for fixed maturities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position are as follows:

	12 months or less		Longer than 12 months		Total
March 31, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. government and agencies	$1,146	$(11)	$—	$—	$1,146	$(11)
U.S. agency mortgage-backed	5,365	(190)	11	(1)	5,376	(191)
State and political subdivisions	39,756	(4,070)	907	(134)	40,663	(4,204)
Corporate and miscellaneous	48,688	(3,051)	1,470	(252)	50,158	(3,303)
Residential mortgage-backed	2,611	(68)	678	(44)	3,289	(112)
Commercial mortgage-backed	14,137	(318)	—	—	14,137	(318)
Asset-backed	38,097	(1,454)	5,817	(175)	43,914	(1,629)
Total fixed maturities	$149,800	$(9,162)	$8,883	$(606)	$158,683	$(9,768)

	12 months or less		Longer than 12 months		Total
December 31, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. agency mortgage-backed	$294	$(5)	$11	$—	$305	$(5)
State and political subdivisions	20,439	(377)	231	(19)	20,670	(396)
Corporate and miscellaneous	11,913	(312)	727	(36)	12,640	(348)
Foreign Government	247	—	—	—	247	—
Residential mortgage-backed	1,983	(13)	427	(20)	2,410	(33)
Commercial mortgage-backed	3,870	(36)	—	—	3,870	(36)
Asset-backed	29,487	(315)	8,798	(101)	38,285	(416)
Total fixed maturities	$68,233	$(1,058)	$10,194	$(176)	$78,427	$(1,234)

The indicated gross unrealized losses in all fixed maturity categories increased to $9,768 from $1,234 at March 31, 2022 and December 31, 2021, respectively. Based on the Company’s current evaluation of its fixed maturities in an unrealized loss position, in accordance with our impairment policy and the Company’s current intentions regarding these securities, the Company concluded that these securities were not OTTI.

Information and concentrations related to fixed maturities in an unrealized loss position are included below. The tables below include fixed maturities and number of securities in an unrealized loss position for greater than and less than 12 months and the percentage that were investment grade at March 31, 2022.

	Unrealized Losses 12 months or less
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. government and agencies	$1,146	$1,146	$—	$—	100%
U.S. agency mortgage-backed	5,365	5,365	—	—	100%
State and political subdivisions	39,756	21,364	18,392	—	99%
Corporate and miscellaneous	48,688	40,429	8,231	28	62%
Residential mortgage-backed	2,611	2,611	—	—	89%
Commercial mortgage-backed	14,137	14,137	—	—	96%
Asset-backed	38,097	35,063	3,034	—	86%
Total fixed maturities	$149,800	$120,115	$29,657	$28

Total number of fixed maturities	503	388	113	2

	Unrealized Losses greater than 12 months
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. agency mortgage-backed	$11	$11	$—	$—	100%
State and political subdivisions	907	491	416	—	100%
Corporate and miscellaneous	1,470	459	612	399	80%
Residential mortgage-backed	678	544	134	—	78%
Asset-backed	5,817	5,143	674	—	75%
Total fixed maturities	$8,883	$6,648	$1,836	$399

Total number of fixed maturities	35	18	11	6

Note 3 – Policy Liabilities

Future Policy Benefits

Future policy benefits represent the reserve for direct and assumed traditional life insurance policies and annuities in payout status.

The annuities in payout status are certain structured settlement contracts. The policy liability for structured settlement contracts of $16,602 and $19,398 at March 31, 2022 and December 31, 2021, respectively, is computed as the present value of contractually specified future benefits. The amount included in the policy liability for structured settlements that are life contingent at March 31, 2022 and December 31, 2021, is $13,035 and $15,557, respectively.

To the extent that unrealized gains on fixed maturities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded. A liability of $3,679 and $6,403 is included as part of the liability for structured settlements with respect to this deficiency at March 31, 2022 and December 31, 2021, respectively. The offset to this liability is recorded as a reduction of the unrealized capital gains included in AOCI.

Participating life insurance in-force was 6.6% and 7.5% of the face value of total life insurance at March 31, 2021 and December 31, 2021, respectively.

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

In the first quarter 2022, Fidelity Life entered into a reinsurance contract with Swiss Re Life & Health America Inc. (Swiss Re) This new treaty is in addition to existing coinsurance agreements, largely with Swiss Re on certain policies issued through and including December 31, 2020. The impact of this transaction to our segment results included an initial ceded premium of $6.5 million based on the statutory reserves at January 1, 2022. The impact to pre-tax income is nominal, however various income statement lines are impacted.

Reinsurance recoverables are as follows:

	March 31,	December 31,
	2022	2021
Ceded future policy benefits	$157,659	$146,087
Claims and other amounts recoverables	46,741	38,044
Ending balance	$204,400	$184,131

The reconciliation of direct insurance premiums to net insurance premiums is as follows:

	Three Months Ended March 31,
	2022	2021
Direct	$43,163	$41,529
Assumed	13,242	8,777
Ceded	(34,245)	(25,009)
Net insurance premiums	$22,160	$25,297

The reconciliation of direct life, annuity, and health claim benefits to life, annuity, and health claim benefits as follows:

	Three Months Ended March 31,
	2022	2021
Direct	$41,256	$41,882
Assumed	6,005	4,807
Ceded	(32,463)	(24,737)
Life, annuity, and health claim benefits	$14,798	$21,952

Net policy charges on universal life products were $46 and $45 for the three months ended March 31, 2022 and 2021, respectively, and are included in other income.

At March 31, 2022 and December 31, 2021, reserves related to fixed‑rate annuity deposits assumed from a former affiliate company amounted to approximately $71,271 and $71,832, respectively, and are included with policyholder account balances in the Interim Condensed Consolidated Balance Sheets.

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

The assets and liabilities within the Closed Block are included in the Company’s consolidated financial statements on the same basis as other accounts of the Company. The maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at March 31, 2022 and

December 31, 2021 is $10,539 and $10,463 of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience, respectively.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block, which is referred to as the actuarial calculation. The actuarial calculation projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the actuarial calculation as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block. The review of Closed Block experience also includes consideration of whether a policy dividend obligation should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. At March 31, 2022 and December 31, 2021, the Company recognized a policyholder dividend obligation of $10,182 and $12,669, respectively, resulting from the excess of actual cumulative earnings over the expected cumulative earnings and from accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block.

The impacts on the Company’s comprehensive (loss) income from recognizing policyholder dividend obligations are as follows:

	March 31,	December 31,
	2022	2021
Actual cumulative (loss) income earnings over expected cumulative earnings	$(9,839)	$(9,680)
Income tax (benefit) expense	(2,066)	(2,033)
Net (loss) income impact	(7,773)	(7,647)
Accumulated net unrealized investment (losses) gains	(343)	(2,989)
Income tax (benefit) expense	(72)	(628)
Other comprehensive (loss) income impact	(271)	(2,361)
Comprehensive (loss) income impact	$(8,044)	$(10,008)

Information regarding the Closed Block liabilities (assets) designated to the Closed Block is as follows:

	March 31,	December 31,
Closed Block Liabilities	2022	2021
Future policy benefits and claims	$30,901	$32,005
Policyholder account balances	6,916	6,957
Other policyholder liabilities	4,829	5,017
Policyholder dividend obligations	10,182	12,669
Other liabilities (assets)	1,005	(634)
Total Closed Block liabilities	53,833	56,014
Assets Designated to the Closed Block
Investments:
Fixed maturities - available-for-sale (amortized cost $39,234 and $38,314, respectively)	40,301	43,162
Policyholder loans	1,196	1,210
Total investments	41,497	44,372
Cash, cash equivalents and restricted cash	—	1,630
Premiums due and uncollected	1,801	2,089
Accrued investment income	431	420
Reinsurance recoverables	16,959	15,567
Deferred income tax assets, net	3,385	3,139
Total assets designated to the Closed Block	64,073	67,217
Excess of Closed Block assets over liabilities	10,240	11,203
Amounts included in accumulated other comprehensive income:
Unrealized investment gains (losses), net of income tax	843	3,830
Allocated to policyholder dividend obligations, net of income tax	(271)	(2,361)
Total amounts included in accumulated other comprehensive income	572	1,469
Maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities (includes excess assets of $10,539 and $10,463, respectively)	$(9,668)	$(9,734)

	March 31,	December 31,
Policyholder Dividend Obligations	2022	2021
Beginning balance	$12,669	$13,282
Impact from earnings allocable to policyholder dividend obligations	159	396
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	(2,646)	(1,009)
Ending balance	$10,182	$12,669

Information regarding the Closed Block revenues and expenses is as follows:

	Three Months Ended March 31,
	2022	2021
Revenues
Net insurance premiums	$923	$900
Net investment income	388	351
Total revenues	1,311	1,251
Benefits and expenses
Life and annuity benefits - including policyholder dividends of $395 and $400, respectively	1,403	1,924
Interest credited to policyholder account balances	42	42
Operating costs and expenses	(51)	(241)
Total expenses	1,394	1,725
Revenues, net of expenses before provision for income tax expense (benefit)	(84)	(474)
Income tax expense (benefit)	(18)	(99)
Revenues, net of expenses and provision for income tax expense (benefit)	$(66)	$(375)

The Company charges the Closed Block with federal income taxes and state and local premium taxes, policy maintenance costs and investment management expenses relating to the Closed Block as provided in the Closed Block Memorandum.

The following table presents the amortized cost and fair value of the Closed Block fixed maturities portfolio by contractual maturity at March 31, 2022. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
Due in one year or less	$2,250	$2,255
Due after one year through five years	6,936	7,062
Due after five years through ten years	4,614	5,085
Due after ten years	22,681	23,202
Securities not due at a single maturity date — primarily mortgage and asset- backed	2,753	2,697
Total fixed maturities	$39,234	$40,301

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

Federal Home Loan Bank of Chicago

The Company is a member of the Federal Home Loan Bank of Chicago (FHLBC). As a member, the Company is able to borrow on a collateralized basis from the FHLBC which can be used as an alternative source of liquidity. The FHLBC membership requires the Company to own member stock. At March 31, 2022 and December 31, 2021, the Company held $115 of FHLBC common stock. The

Company's ability to borrow under this facility is subject to the FHLBC's discretion and requires the availability of qualifying assets. As of March 31, 2022 and December 31, 2021, the Company had not pledged any assets and there were no outstanding borrowings.

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

Recurring and Non-Recurring Fair Value Measurements

The Company’s assets that are carried at fair value on a recurring and non-recurring basis, by fair value hierarchy level, are as follows:

March 31, 2022	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$10,506	$—	$10,506
U.S. agency mortgage-backed	—	10,200	—	10,200
State and political subdivisions	—	54,039	469	54,508
Corporate and miscellaneous	2,615	146,749	26,741	176,105
Foreign government	—	154	—	154
Residential mortgage-backed	—	5,620	—	5,620
Commercial mortgage-backed	—	19,686	—	19,686
Asset-backed	—	47,095	2,880	49,975
Total fixed maturities	2,615	294,049	30,090	326,754
Equity securities	—	—	—	—
Total recurring assets	$2,615	$294,049	$30,090	$326,754

December 31, 2021	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$11,901	$—	$11,901
U.S. agency mortgage-backed	—	13,679	—	13,679
State and political subdivisions	—	59,972	498	60,470
Corporate and miscellaneous	2,821	156,937	24,740	184,498
Foreign government	—	414	—	414
Residential mortgage-backed	—	6,069	—	6,069
Commercial mortgage-backed	—	20,815	—	20,815
Asset-backed	—	51,699	2,838	54,537
Total fixed maturities	2,821	321,486	28,076	352,383
Equity securities	—	—	—	-
Total recurring assets	$2,821	$321,486	$28,076	$352,383

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

		Total gains (losses) included in:
	Balance at January 1, 2022	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at March 31, 2022
Financial Assets
Fixed maturities
State and political subdivision	$498	$—	$(29)	$—	$—	$—	$—	$469
Corporate and miscellaneous	24,740	10	(66)	8,094	(5,599)	(933)	495	26,741
Asset-backed	2,838	11	(80)	809	(423)	(120)	(155)	2,880
Total assets	$28,076	$21	$(175)	$8,903	$(6,022)	$(1,053)	$340	$30,090

		Total gains (losses) included in:
	Balance at January 1, 2021	Net Income	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2021
Financial Assets
Fixed maturities
State and political subdivisions	$521	$—	$(23)	$—	$—	$—	$—	$498
Corporate and miscellaneous	8,433	(39)	—	18,873	—	(14)	(2,513)	24,740
Asset-backed	1,301	—	(2)	1,290	—	(251)	500	2,838
Total assets	$10,255	$(39)	$(25)	$20,163	$—	$(265)	$(2,013)	$28,076

In 2022, there were 6 transfers from Level 2 to Level 3 and 3 transfers from level 3 to level 2. In 2021, there were 3 transfers from Level 3 to Level 2 and 1 transfer from level 2 to level 3.

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

		Estimated Fair Value
March 31, 2022	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$47,091	$—	$—	$41,846	$41,846
Policyholder loans	6,449	—	—	8,382	8,382
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$19,951	$—	$—	$17,738	$17,738
Long/short-term debt	25,995	—	—	28,612	28,612
Policyholder account balances	79,856	—	—	78,995	78,995

		Estimated Fair Value
December 31, 2021	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$47,487	$—	$—	$43,047	$43,047
Policyholder loans	6,371	—	—	8,280	8,280
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$22,680	$—	$—	$19,733	$19,733
Long/short-term debt	26,378	—	—	31,940	31,940
Policyholder account balances	80,494	—	—	86,198	86,198

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.

Mortgage Loans — Fair value was based on the discounted value of future cash flows for all first mortgage loans adjusted for specific loan risk. The discount rate was based on the rate that would be offered for similar loans at the reporting date. Fair value excludes $1,953 and $2,398 of second and mezzanine mortgages carried at cost for which fair value is not measurable at March 31, 2022 and December 31, 2021, respectively.

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

Note 8 – Long and Short-Term Debt

Beginning in the fourth quarter of 2017, Fidelity Life changed the commission structure related to Efinancial’s sale of the RAPIDecision® Life to pay annual level commissions over the life of the product instead of up-front, or first-year-only commissions. This change reduced Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business by spreading its statutory commission expenses over the life of the policy instead of incurring it all in the policy year of issue. In order to help provide liquidity for Efinancial through the receipt of larger first-year-only commissions, Fidelity Life and Efinancial entered into a financing arrangement with Hannover Life under which, on a monthly basis, Hannover Life advances to Efinancial amounts approximately equal to the first-year-only commissions on Fidelity Life RAPIDecision® Life business sold through Efinancial. In exchange, Efinancial assigns to Hannover Life its right to all future levelized commission payments on that business due from Fidelity Life, and Fidelity Life pays to Hannover Life the level commissions over the life of the contract. Our arrangement with Hannover Life allows us to finance up to $36.0 million of commission expense. That 2017 arrangement was amended in 2021 and Fidelity Life was removed from any obligation under this prior arrangement. On March 31, 2022, Efinancial entered into a new commission financing arrangement and is taking new advances on this financing arrangement. Efinancial’s ability to receive advances under this arrangement will terminate when the aggregate amount advanced under the arrangement equals or exceeds $36.0 million. At March 31, 2022 and December 31, 2021, the Company had a net advance of $21,230 and $21,937, respectively, under this arrangement. At March 31, 2022, the Company expects to pay back the aggregate amounts as presented in the following table.

March 31, 2022
Due in one year or less	$3,753
Due after one year through two years	3,477
Due after two years through three years	3,275
Due after three years through four years	3,117
Due after four years through five years	2,966
Due after five years	21,068
Less discount	(11,661)
Total long/short-term debt	$25,995

Note 9 – Accumulated Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive income (loss), net of taxes are as follows:

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at January 1, 2022	$362	$10,567	$10,929
Other comprehensive (loss) income
Unrealized holding (loss) gains from changes in the market value of securities	—	(24,644)	(24,644)
Impact on Policy benefit liabilities of changes in market value of securities	—	2,725	2,725
Change in net unrealized investment (losses) gains on allocated to policy holder dividend obligations	—	2,646	2,646
Income tax benefit (expense)	—	4,047	4,047
Other comprehensive (loss) ncome, net of tax	—	(15,226)	(15,226)
Balance at March 31, 2022	$362	$(4,659)	$(4,297)

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at January 1, 2021	$362	$16,239	$16,601
Other comprehensive (loss) income
Unrealized holding (loss) gains from changes in market value of securities	—	(14,064)	(14,064)
Impact on Policy benefit liabilities of changes in market value of securities	—	1,868	1,868
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	—	1,454	1,454
Income tax benefit (expense)	—	2,256	2,256
Other comprehensive (loss) ncome, net of tax	—	(8,486)	(8,486)
Balance at March 31, 2021	$362	$7,753	$8,115

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

The segment results are as follows:

	Three Months Ended March 31, 2022				Three Months Ended March 31, 2021
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Net insurance premiums	$22,160	$—	$—	$22,160	$25,297	$—	$—	$25,297
Net investment income	3,335	—	132	3,467	3,208	—	46	3,254
Net gains (losses) on investments	989	—	661	1,650	1,122	—	395	1,517
Other-than-temporary-impairments	(102)	—	—	(102)	(2)	—	—	(2)
Earned commissions	—	11,138	(101)	11,037	—	11,874	(1,252)	10,622
Other income	62	1,238	—	1,300	75	1,474	—	1,549
Total revenues	26,444	12,376	692	39,512	29,700	13,348	(811)	42,237
Life, annuity, and health claim benefits	15,526	—	—	15,526	22,674	—	—	22,674
Operating costs and expenses	7,917	14,743	2,494	25,154	6,291	14,032	3,007	23,330
Amortization of deferred policy acquisition costs	4,912	—	—	4,912	3,240	—	—	3,240
Total benefits and expenses	28,355	14,743	2,494	45,592	32,205	14,032	3,007	49,244
(Loss) income before income tax	$(1,911)	$(2,367)	$(1,802)	$(6,080)	$(2,505)	$(684)	$(3,818)	$(7,007)

	March 31, 2022				December 31, 2021
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Investments and cash	$389,532	$460	$8,116	$398,108	$419,953	$425	$10,402	$430,780
Commissions and agent balances	9,579	19,557	—	29,136	11,919	16,770	—	28,689
Deferred policy acquisition costs	92,317	—	—	92,317	95,715	—	—	95,715
Intangible assets	—	1,635	—	1,635	—	1,635	—	1,635
Reinsurance recoverables	204,400	—	—	204,400	184,131	—	—	184,131
Deferred income tax assets (liabilities), net	1,614	—	16,334	17,948	(4,136)	—	16,836	12,700
Other	26,317	6,879	4,163	37,359	26,074	4,023	4,260	34,357
Total assets	$723,759	$28,531	$28,613	$780,903	$733,656	$22,853	$31,498	$788,007

All the Company’s significant revenues and long-lived assets are located in the United States, which is the Company’s country of domicile.
Note 11 –Subsequent Events

Management has evaluated subsequent events up to and including May 16, 2022, the date these Interim Condensed Consolidated Financial Statements were issued and determined there were no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2022 and 2021

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

Russia and Ukraine War

The Company believes the war in Ukraine does not have a material impact on the interim condensed consolidated financial statements of the Company at March 31, 2022.

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

In the first quarter 2022, Fidelity Life entered into a reinsurance contract with Swiss Re Life & Health America Inc. (Swiss Re) This new treaty is in addition to existing coinsurance agreements, largely with Swiss Re on certain policies issued through and including December 31, 2020. The impact of this transaction to our segment results included an initial ceded premium of $6.5 million based on the statutory reserves at January 1, 2022. The impact to pre-tax income is nominal, however various income statement lines are impacted. The impact is discussed in the segment results of this Management Discussion and Analysis of Financial Condition and results of Operations.

Corporate & Other Segment

The results of this segment consist of net investment income and net gains (losses) on investments earned on invested assets. We also include certain corporate expenses, including severance costs that are not allocated to our other segments, including expenses of Vericity, Inc., board of director's expenses, allocation of executive management time spent on corporate matters, and financial reporting and auditing costs related to our consolidation and internal controls. Our Corporate & Other Segment recognizes income (loss) to the extent that net investment income and net gains (losses) on investments exceed (are less than) corporate expenses.

Included in the Corporate & Other Segment is the elimination of intercompany transactions which primarily consists of the sales by our Agency Segment of life products of our Insurance Segment. The eliminations represent the amounts required to eliminate the intercompany transactions as recorded in our segment results, and in particular, to eliminate any intersegment profits resulting from such transactions. Our segment results follow the accounting principles and methods applicable to each segment as if the intercompany transactions were with unaffiliated organizations: See "Corporate & Other" segment results included in this Management Discussion & Analysis for further discussion.

Critical Accounting Policies

Our critical accounting policies are described in “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” to our Consolidated Financial Statements as of and for the year ended December 31, 2021 included in the Form 10-K. The preparation of the Interim Condensed Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. We regularly evaluate our estimates and judgments based on historical experience, market indicators and other relevant factors and circumstances. Actual results may differ from these estimates under different assumptions or conditions and may affect our financial position and results of operations. Accordingly, these Interim Condensed Consolidated Financial Statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2021, and notes thereto, included in the Form 10-K.

Results of Operations

The major components of operating revenues, benefits and expenses and net (loss) income were as follows:

Vericity, Inc. Consolidated Results of Operations

(dollars in thousands)

	Three Months Ended March 31,
Revenues	2022	2021
Net insurance premiums	$22,160	$25,297
Net investment income	3,467	3,254
Net gains (losses) on investments	1,650	1,517
Other-than-temporary-impairments	(102)	(2)
Earned commissions	11,037	10,622
Insurance lead sales	1,238	1,474
Other income	62	75
Total revenues	39,512	42,237
Benefits and expenses
Life, annuity, and health claim benefits	14,798	21,952
Interest credited to policyholder account balances	728	722
Operating costs and expenses	25,154	23,330
Amortization of deferred policy acquisition costs	4,912	3,240
Total benefits and expenses	45,592	49,244
(Loss) income before income taxes	(6,080)	(7,007)
Income tax expense (benefit)	(418)	(941)
Net (loss) income	$(5,662)	$(6,066)

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Total Revenues

For the three months ended March 31, 2022, total revenues were $39.5 million compared to $42.2 million for the three months ended March 31, 2021. This decrease of $2.7 million resulted from lower net insurance premiums and insurance lead sales, partially offset by an increase in earned commissions.

Benefits and Expenses

For the three months ended March 31, 2022, total benefits and expenses were $45.6 million compared to $49.2 million for the three months ended March 31, 2021. This decrease of $3.6 million was primarily due to lower claim benefits, partially offset by higher operating costs and deferred policy acquisition costs.

(Loss) Income Before Income Taxes

For the three months ended March 31, 2022, net loss before taxes was $6.1 million compared to net loss before taxes of $7.0 million for the three months ended March 31, 2021. The decreased net loss of $0.9 million was primarily due to lower claim benefits and increased earned commissions, partially offset by higher operating costs and deferred policy acquisition costs and lower net insurance premiums.

Consolidated Results

The following analysis reconciles the reported segment results to the Company’s total consolidated results.

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
(Loss) income before income tax by segment
Agency	$(2,367)	$(684)
Insurance	(1,911)	(2,505)
Corporate & Other	(1,802)	(3,818)
(Loss) income before income taxes	(6,080)	(7,007)
Income tax (benefit) expense	(418)	(941)
Net (loss) income	$(5,662)	$(6,066)

Agency Segment

The results of our Agency Segment were as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Revenues
Earned commissions	$11,138	$11,874
Insurance lead sales	1,238	1,474
Total revenues	12,376	13,348
Expenses
Operating costs and expenses	14,743	14,032
Total expenses	14,743	14,032
(Loss) income before income taxes	$(2,367)	$(684)

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Earned Commissions

For the three months ended March 31, 2022, earned commissions were $11.1 million compared to $11.9 million for the three months ended March 31, 2021. This decrease of $0.8 million resulted from lower sales in the retail and wholesale channels, which was primarily driven by a reduction in policy placement rates.

Insurance Lead Sales

For the three months ended March 31, 2022 insurance lead sales were $1.2 million compared to $1.5 million for the three months ended March 31, 2021. This decrease of $0.3 million was primarily due to lower click-through revenue.

Operating Costs and Expenses

For the three months ended March 31, 2022, operating costs and expenses were $14.7 million compared to $14.0 million for the three months ended March 31, 2021. This increase of $0.7 million was primarily due to ongoing investment in technology and marketing capabilities.

(Loss) Income Before Income Taxes

For the three months ended March 31, 2022, the Agency Segment net loss was $2.4 million compared to net loss of $0.7 million for the three months ended March 31, 2021. This increase in net loss of $1.7 million was the result of higher operating costs and expenses, decreased earned commissions and insurance lead sales.

Insurance Segment

The results of our Insurance Segment were as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Revenues
Net insurance premiums	$22,160	$25,297
Net investment income	3,335	3,208
Net gains (losses) on investments	989	1,122
Other-than-temporary-impairments	(102)	(2)
Other income	62	75
Total revenues	26,444	29,700
Benefits and expenses
Life, annuity, and health claim benefits	14,804	21,952
Interest credited to policyholder account balances	722	722
Operating costs and expenses	7,917	6,291
Amortization of deferred policy acquisition costs	4,912	3,240
Total benefits and expenses	28,355	32,205
(Loss) income before income taxes	$(1,911)	$(2,505)

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Net Insurance Premiums

For the three months ended March 31, 2022, net insurance premiums were $22.2 million compared to $25.3 million for the three months ended March 31, 2021. The decrease of $3.1 million in net insurance premiums was primarily due to a new reinsurance agreement with Swiss Re (see discussion earlier in this Management Discussion and Analysis of Financial Condition and results of Operations) which initially reduced net insurance premiums by $6.5 million in both our core and non-core lines of business. Offsetting this decrease was a $3.3 million increase in our Core lines and non-core lines.

Net Investment Income

For the three months ended March 31, 2022, net investment income increased to $3.3 million compared to $3.2 million for the three months ended March 31, 2021. The $0.1 million increase was mainly due to slightly higher book yields in the fixed maturities portfolio and the mortgage loan portfolio, offset by a decrease from equity securities. The equity securities portfolio was sold in 2021. For more information on net investment income, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Net Gains (Losses) on Investments

For the three months ended March 31, 2022, net gains (losses) on investments decreased to $1.0 million compared to $1.1 million for the three months ended March 31, 2021. The $0.1 million decrease was mainly due to valuation changes in both the equity securities portfolio and other invested assets. The equity securities portfolio was sold in 2021. For more information on net gains (losses) on investments, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Life, Annuity and Health Claim Benefits

For the three months ended March 31, 2022, life, annuity and health claim benefits were $14.8 million compared with $22.0 million for the three months ended March 31, 2021. This decrease of $7.2 million was primarily due to a new reinsurance agreement with Swiss Re (see discussion earlier in this Management Discussion and Analysis of Financial Condition and results of Operations) which initially reduced Life, annuity and health claim benefits by $6.5 million in our core and non-core lines of business. and Closed Block also decreased $0.5 million.

Operating Costs and Expenses

For the three months ended March 31, 2022, operating costs and expenses were $7.9 million compared to $6.3 million for the three months ended March 31, 2021. The $1.6 million increase was attributable to a decrease in reinsurance allowances of $1.3 million largely related to an increase in ceded capitalized deferred acquisition costs and $0.3 million of other operating expenses.

Amortization of Deferred Policy Acquisition Costs

For the three months ended March 31, 2022, amortization of deferred policy acquisition costs was $4.9 million compared to $3.2 million for the three months ended March 31, 2021. The increase of $1.7 million primarily relates to increases in our core and non-core lines of $0.8 million and Closed Block of $0.8 million.

(Loss) Income Before Income Taxes

For the three months ended March 31, 2022, net loss was $1.9 million compared to net loss of $2.5 million for the three months ended March 31, 2021. This decrease in net loss of $0.6 million resulted primarily from a $7.2 million decrease in life, annuity and health claim benefits, partially offset by increases in operating expenses of $1.5 million, amortization of deferred policy acquisition costs of $1.7 million and decreased net insurance premiums of $3.2 million.

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

The maximum future earnings to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at March 31, 2022 and December 31, 2021, are $10.5 million and $10.5 million, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

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

Corporate & Other Segment

The results of the Corporate & Other Segment were as follows:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Revenues
Net investment income	$132	$46
Net gains (losses) on investments	661	395
Earned commissions	(101)	(1,252)
Total revenues	692	(811)
Expenses
Operating costs and expenses	2,494	3,007
Total expenses	2,494	3,007
(Loss) income before income taxes	$(1,802)	$(3,818)

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

Net Investment Income

For the three months ended March 31, 2022, net investment income was $0.1 million compared to $0.0 million for the three months ended March 31, 2021. This change is a result of increases in assets attributable to the Corporate & Other segment.

Net Gains (Losses) on Investment

For the three months ended March 31, 2022, net gains (losses) on investments were $0.7 million compared to $0.4 million for the three months ended March 31, 2021. This change is a result of gains from other invested assets related to net asset value changes.

Earned Commissions

For the three months ended March 31, 2022, earned commissions were ($0.1) million compared to ($1.3) million for the three months ended March 31, 2021. This increase is attributable to the elimination of lower intersegment earned commissions resulting from declining intersegment sales.

Operating Expenses

For the three months ended March 31, 2022, operating expenses were $2.5 million compared to $3.0 million for the three months ended March 31, 2021. The decrease of $0.5 million is primarily related to the completion of corporate wide initiatives partially offset by one-time severance activity.

(Loss) Income Before Income Taxes

For the three months ended March 31, 2022, net loss decreased to $1.8 million from $3.8 million for the three months ended March 31, 2021. The reduced loss is primarily a result of lower intersegment sales, reduced operating costs and expenses and net gains on investments.

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

The following table shows the distribution of the fixed maturities classified as available-for-sale by quality rating using the rating assigned by Standard & Poor’s (S&P), a nationally recognized statistical rating organization. For securities where the S&P rating is not available (not rated), the NAIC rating is used. Over the periods presented, we have maintained a consistent weighted average bond quality rating of “A.” The percentage allocation of total investment grade securities was 94.5% and 94.8% at March 31, 2022 and December 31, 2021, respectively.

	Estimated Fair Value
	March 31, 2022		December 31, 2021
	(dollars in thousands)
S&P Rating
AAA	$60,997	18.7%	$68,171	19.3%
AA	65,443	20.0%	73,535	20.9%
A	73,540	22.5%	79,603	22.6%
BBB	66,082	20.2%	69,420	19.7%
Not rated	42,893	13.1%	43,254	12.3%
Total investment grade	308,955	94.5%	333,983	94.8%
BB	6,996	2.1%	7,832	2.2%
B	4,424	1.4%	4,031	1.1%
CCC	313	0.1%	341	0.1%
D	-	0.0%	4	0.0%
Not Rated	6,066	1.9%	6,192	1.8%
Total below investment grade	17,799	5.5%	18,400	5.2%
Total	$326,754	100.0%	$352,383	100.0%

The following table sets forth the maturity profile of our fixed maturities at March 31, 2022 from December 31, 2021. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	March 31, 2022				December 31, 2021
(dollars in thousands)	Amortized Cost	%	Estimated Fair Value	%	Amortized Cost	%	Estimated Fair Value	%
Due in one year or less	$4,871	1.5%	$4,942	1.5%	$1,753	0.5%	$1,771	0.5%
Due after one year through five years	31,874	9.8%	32,435	9.9%	36,245	11.1%	38,497	10.9%
Due after five years through ten years	74,288	22.8%	74,397	22.8%	67,802	20.8%	71,435	20.3%
Due after ten years	127,404	39.1%	129,498	39.7%	127,396	39.0%	145,580	41.3%
Securities not due at a single maturity date-primarily mortgage and asset-backed securities	87,169	26.8%	85,482	26.2%	93,395	28.6%	95,100	27.0%
Total fixed maturities	$325,606	100.0%	$326,754	100.0%	$326,591	100.0%	$352,383	100.0%

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

Net Investment Income

One key measure of our net investment income is the book yield on our holdings of fixed maturities classified as available-for-sale. Fair value of these securities totaled $326.8 million and $352.4 million as of March 31, 2022 and December 31, 2021, respectively. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying investments for the period. For the three months ended March 31, 2022 and 2021, our book yield on fixed maturities available-for-sale was 3.8% and 3.5%, respectively. See “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Interest Credited to Policyholder Account Balances

Included with the future policy benefits is the liability for contract holder deposits on deferred annuity contracts assumed through two reinsurance agreements effective in 1991 and 1992 and certain other policy funds left on deposit with the Company. The aggregate liability for deposits is as follows:

	March 31, 2022	December 31, 2021	March 31, 2022	March 31, 2021
	Ending Balance	Ending Balance	Year to Date Interest Credited	Year to Date Interest Credited
	(dollars in thousands)
Annuity contract holder deposits—assumed	$71,271	$71,832	$677	$670
Dividends left on deposit	6,916	6,957	42	42
Other	1,669	1,705	9	10
Total	$79,856	$80,494	$728	$722

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

Net Gains (Losses) on Investments

Net gains (losses) on investments are subject to general economic trends and generally correlate with movements in major market indexes. The amounts classified as net realized gains (losses) in our Interim Condensed Consolidated Statements of Operations include amounts realized from sales of investments, mark-to-market adjustments and OTTI of individual securities related to credit impairment. See “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Unrealized Holding Gains (Losses)

The Company records capital appreciation/depreciation on the available-for-sale fixed maturities. At March 31, 2022 and 2021, accumulated other comprehensive income, from mark-to-market adjustments of our available-for-sale fixed income securities, net of federal income taxes and reserves was ($15.2) million and ($8.5) million, respectively. See “Note 9 – Accumulated other comprehensive income (loss)” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Financial Position

At March 31, 2022, we had total assets of $780.9 million compared to total assets at December 31, 2021 of $788.0 million, a decrease of $7.1 million. Cash and cash equivalents decrease of $8.4 million is attributable to cash used in operating, investing and financing activities. See Cash Flows section for further discussion on changes in cash. The invested asset base decreased $24.3 million, mainly due to $24.6 million in net unrealized losses. The remainder represents purchases and sales in the portfolio. Deferred policy acquisition costs decreased $3.3 million primarily due to reduction of $5.6 million due to a change in reinsurance agreement, partially offset by deferrals on new business in excess of amortization. The above decreases were partially offset by the following: Reinsurance recoverables increased $20.3 million as a result of a $15.7 million increase in ceded policy and claim reserves and $4.6 million related to timing of settlements of reinsured claims. Deferred income taxes increased $5.2 million, primarily due to a deferred tax credit as a result of net loss and tax on unrealized investment market losses. Other assets increased $2.9 million, primarily due to establishment of right-of-use asset from the adoption of ASU No. 2016-02, Leases (Topic 842) and internally developed software. Commission and agent balances increased $0.5 million due to increases in agent debit balances.

At March 31, 2022, we had total liabilities of $628.9 million compared to total liabilities of $615.1 million at December 31, 2021, an increase of $13.8 million. Future policy benefits and claims increased $8.2 million, primarily due to a $12.1 million increase in Core Life and Non-Core Life lines resulting from growth of the underlying blocks of business, partially offset by decreases in Annuities and assumed life of $2.9 million and Closed Block of $1.0 million. Other liabilities increased $3.6 million, due to establishment of an operating lease liability from the adoption of ASU No. 2016-02, Leases (Topic 842) and higher operating expense accruals. Other policyholder liabilities increased $3.0 million due to an increase in claim reserves. In addition, reinsurance liabilities and payables increased $2.4 million, primarily related to timing of ceded premium payments. The increases were partially offset by a decrease in Policyholder dividend obligation of $2.5 million primarily related to changes in accumulated net unrealized investment gains. Debt deceased $0.4 million related to net payments of $0.7 million partially offset by interest accrued of $0.3 million under our commission financing agreement with Hannover Life. Policyholder account balances decreased $0.6M, largely due to annuity payments.

At March 31, 2022, total equity decreased to $152.0 million from $172.9 million at December 31, 2021. This decrease in equity of $20.9 million was attributable to decreases in retained earnings of $5.7 million due to net loss and other comprehensive loss of $15.2 million related to market declines in fixed maturities net of tax.

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

Under our commission financing arrangement with Hannover Life, Fidelity Life is able to pay level annual commissions instead of first year only commissions to Efinancial for sales of RAPIDecision® Life policies and Hannover Life advances to Efinancial amounts approximately equal to first year only commissions for sales of those policies. This arrangement reduces Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business while helping to provide liquidity for Efinancial through the receipt of larger first year only commissions. In the first quarter of 2021, the Company ceased new advances on this financing arrangement. On March 31, 2022, Efinancial entered into a new commission financing arrangement and is taking new advances on this financing arrangement. As of March 31, 2022 and December 31, 2021, we had net advances of $21.2 million and $21.9 million, respectively, under this arrangement.

We are a member of the Federal Home Loan Bank of Chicago (the “FHLBC”). As a member, we are able to borrow on a collateralized basis from the FHLBC. We own FHLBC common stock with a book value of $0.1 million, The Company's ability to borrow under this facility is subject to the FHLBC's discretion and requires the availability of qualifying assets, Interest on borrowed funds is charged at variable rates established from time to time by the FHLBC based on the interest rate option selected at the time of the borrowing. There have been no borrowings from the FHLBC during 2022 and 2021.

Cash Flows

For the three months ended March 31, 2022, the Company had a net decrease in cash of $8.4 million compared to a net decrease of $23.4 million for the three months ended March 31, 2021.

The current year decrease in cash flows from operating activities is primarily due to timing related to reinsurance recoverables partially offset by increases in policy liabilities.

Cash flows from investing activities mainly includes our fixed maturities, mortgage loans, and equity holdings. Period to period, the cash flows associated with the changes in these portfolios will vary between cash sources and cash uses depending on the need for cash or the excess of cash from operating activities, as well as portfolio trading due to investment market conditions. In the first three months of 2022 cash of $0.8 million was used to acquire $2.1 million of capitalized software, partially offset by $1.3 million of net sales of invested asset.

Cash flows from financing activities decrease declined due to changes in the commission financing arrangement. Also included in financing cash are cash withdrawals by contract holders of annuities that were primarily written in the late 1980s.

The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021
	(dollars in thousands)
Consolidated Summary of Cash Flows
Net cash (used) provided by operating activities	$(5,564)	$(13,552)
Net cash (used) provided by investing activities	(824)	(5,747)
Net cash (used) provided by financing activities	(2,028)	(4,065)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(8,416)	$(23,364)

Recent Accounting Pronouncements

All applicable adopted accounting pronouncements have been reflected in our Interim Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2022. See “Note 1 – Summary of Significant Accounting Policies” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Vericity, Inc.

Date: May 16, 2022	By:	/s/ Chris S. Kim
Chris S. Kim
Executive Vice President, Chief Financial Officer and Treasurer