Form 10-Q
period 2022-06-30
Vericity, Inc.
filed 2022-08-15
CIK 1575434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

The number of shares of Registrant’s Common Stock outstanding as of August 12, 2022 was 14,875,000.

Part 1. Financial Information

Item I. Financial Statements

Vericity, Inc.

Interim Condensed Consolidated Balance Sheets

(dollars in thousands)

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities – available-for-sale – at fair value (amortized cost; $318,106 and $326,591)	$298,378	$352,383
Mortgage loans (net of valuation allowances of $97 and $69)	47,547	47,487
Policyholder loans	6,600	6,371
Other invested assets	4,198	2,140
Total investments	356,723	408,381
Cash, cash equivalents and restricted cash	21,700	22,399
Accrued investment income	3,024	2,590
Reinsurance recoverables (net of allowances of $149 and $149)	202,155	184,131
Deferred policy acquisition costs	92,393	95,715
Commissions and agent balances (net of allowances of $337 and $432)	30,306	28,689
Intangible assets	1,635	1,635
Deferred income tax assets, net	22,502	12,700
Other assets	33,776	31,767
Total assets	764,214	788,007
Liabilities and Shareholders' Equity
Liabilities
Future policy benefits and claims	433,321	416,039
Policyholder account balances	79,286	80,494
Other policyholder liabilities	44,152	49,202
Policy dividend obligations	9,472	12,669
Reinsurance liabilities and payables	6,902	6,927
Long-term debt	27,081	22,412
Short-term debt	5,916	3,966
Other liabilities	23,220	23,394
Total liabilities	629,350	615,103
Commitments and Contingencies (Note 6)
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	15
Additional paid-in capital	39,840	39,840
Retained earnings	114,109	122,120
Accumulated other comprehensive (loss) income	(19,100)	10,929
Total shareholders' equity	134,864	172,904
Total liabilities and shareholders' equity	$764,214	$788,007

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Operations

(dollars in thousands, except earnings per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Net insurance premiums	$26,846	$25,433	$49,006	$50,730
Net investment income	3,798	3,610	7,264	6,864
Net gains (losses) on investments	111	1,297	1,762	2,813
Other-than-temporary-impairments (OTTI)	(1)	(1)	(103)	(3)
Earned commissions	10,488	11,808	21,525	22,430
Insurance lead sales	1,276	1,758	2,514	3,232
Other income	213	63	275	137
Total revenues	42,731	43,968	82,243	86,203
Benefits and expenses
Life, annuity, and health claim benefits	15,319	17,430	30,117	39,382
Interest credited to policyholder account balances	726	751	1,454	1,473
Operating costs and expenses	24,573	22,748	49,726	46,076
Amortization of deferred policy acquisition costs	4,239	3,938	9,151	7,178
Total benefits and expenses	44,857	44,867	90,448	94,109
(Loss) income before income tax	(2,126)	(899)	(8,205)	(7,906)
Income tax (benefit) expense	223	264	(194)	(676)
Net (loss) income	$(2,349)	$(1,163)	$(8,011)	$(7,230)

Earnings per share for the periods
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding, basic and diluted	14,875,000	14,875,000	14,875,000	14,875,000
Basic earnings per share	$(0.16)	$(0.08)	$(0.54)	$(0.49)
Diluted earnings per share	$(0.16)	$(0.08)	$(0.54)	$(0.49)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Comprehensive (Loss) Income

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net (loss) income	$(2,349)	$(1,163)	$(8,011)	$(7,230)
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on investments	(14,803)	5,171	(30,029)	(3,315)
Total other comprehensive (loss) income	(14,803)	5,171	(30,029)	(3,315)
Total comprehensive (loss) income	$(17,152)	$4,008	$(38,040)	$(10,545)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Common stock
Balance – beginning of period	$15	$15	$15	$15
Balance – end of period	$15	$15	$15	$15

Additional paid-in capital
Balance – beginning of period	$39,840	$39,840	$39,840	$39,840
Balance – end of period	$39,840	$39,840	$39,840	$39,840

Retained earnings
Balance – beginning of period	$116,458	$132,710	$122,120	$138,777
Net (loss) income	(2,349)	(1,163)	(8,011)	(7,230)
Balance – end of period	$114,109	$131,547	$114,109	$131,547

Accumulated other comprehensive (loss) income
Balance – beginning of period	$(4,297)	$8,115	$10,929	$16,601
Other comprehensive (loss) income	(14,803)	5,171	(30,029)	(3,315)
Balance – end of period	$(19,100)	$13,286	$(19,100)	$13,286
Total shareholders' equity	$134,864	$184,688	$134,864	$184,688

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	Six Months Ended June 30,
	2022	2021
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(8,011)	$(7,230)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization and other non-cash items	2,250	1,603
Interest credited to policyholder account balances	1,454	1,473
Deferred income tax	(1,820)	(677)
Net gains (losses) on investments	(1,762)	(2,813)
Other-than-temporary-impairments	103	3
Interest expense	730	784
Change in:
Equity securities	—	(245)
Accrued investment income	(434)	47
Reinsurance recoverables	(18,024)	(10,452)
Deferred policy acquisition costs	3,322	(2,786)
Commissions and agent balances	(1,617)	(9,841)
Other assets	(1,580)	(472)
Insurance liabilities	16,525	18,324
Other liabilities	(235)	4,523
Net cash (used) provided by operating activities	(9,099)	(7,759)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturities	26,062	35,659
Mortgage loans	2,794	3,181
Other invested assets	—	94
Purchases of:
Fixed maturities	(17,378)	(37,296)
Mortgage loans	(2,828)	(465)
Other invested assets	(190)	(90)
Change in policyholder loans, net	(229)	111
Other, net	(3,149)	(3,145)
Net cash provided (used) by investing activities	5,082	(1,951)
Cash flows from financing activities
Debt issued	9,517	1,234
Debt repaid	(3,628)	(4,849)
Deposits to policyholder account balances	207	257
Withdrawals from policyholder account balances	(2,778)	(3,312)
Net cash provided (used) by financing activities	3,318	(6,670)
Net (decrease) increase in cash, cash equivalents and restricted cash	(699)	(16,380)
Cash, cash equivalents and restricted cash – beginning of period	22,399	36,242
Cash, cash equivalents and restricted cash – end of period	$21,700	$19,862

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

The accompanying interim condensed consolidated financial statements present the accounts of the Company and subsidiaries for the six months ended June 30, 2022 and June 30, 2021 and at June 30, 2022 and December 31, 2021. These interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report in the Form 10-K for the year ended December 31, 2021. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Fixed Maturities

The amortized cost, gross unrealized gains, gross unrealized losses, fair value, and OTTI loss included in accumulated other comprehensive income (AOCI) of fixed maturities available-for-sale are as follows:

	June 30, 2022
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses
U.S. government and agencies	$9,292	$757	$(226)	$9,823	$—
U.S. agency mortgage-backed	8,322	124	(375)	8,071	—
State and political subdivisions	57,360	233	(7,888)	49,705	—
Corporate and miscellaneous	169,939	3,112	(11,716)	161,335	—
Foreign government	130	6	-	136	—
Residential mortgage-backed	5,584	132	(197)	5,519	(431)
Commercial mortgage-backed	20,206	—	(1,032)	19,174	—
Asset-backed	47,273	13	(2,671)	44,615	—
Total fixed maturities	$318,106	$4,377	$(24,105)	$298,378	$(431)

	December 31, 2021
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses
U.S. government and agencies	$9,825	$2,076	$—	$11,901	$—
U.S. agency mortgage-backed	12,889	795	(5)	13,679	—
State and political subdivisions	58,170	2,696	(396)	60,470	—
Corporate and miscellaneous	164,823	20,023	(348)	184,498	—
Foreign government	378	36	—	414	—
Residential mortgage-backed	5,880	222	(33)	6,069	(412)
Commercial mortgage-backed	20,003	848	(36)	20,815	—
Asset-backed	54,623	330	(416)	54,537	—
Total fixed maturities	$326,591	$27,026	$(1,234)	$352,383	$(412)

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

	June 30, 2022
	Amortized Cost	Fair Value
Due in one year or less	$6,317	$6,340
Due after one year through five years	29,203	28,652
Due after five years through ten years	72,210	69,547
Due after ten years	128,990	116,461
Securities not due at a single maturity date — primarily mortgage and asset-backed	81,386	77,378
Total fixed maturities	$318,106	$298,378

Fixed maturities with a carrying value of $2,954 and $3,604 were on deposit with governmental authorities, as required by law at June 30, 2022 and December 31, 2021, respectively.

The Company’s fixed maturities portfolio was primarily composed of investment grade securities, defined as a security having a rating of Aaa, Aa, A, or Baa from Moody’s, AAA, AA, A, or BBB from Standard & Poor’s, or National Association of Insurance Commissioners (NAIC) rating of NAIC 1 or NAIC 2. Investment grade securities comprised 94.4% and 94.8% of the Company’s total fixed maturities portfolio at June 30, 2022 and December 31, 2021, respectively.

At June 30, 2022 and December 31, 2021, the Company had commitments to make investments in available-for-sale securities in the amount of $529 and $657, respectively.

Mortgage Loans

The Company makes investments in commercial mortgage loans. The Company, along with other investors, owns a pro rata share of each loan. The Company participates in 36 such investment instruments with ownership shares ranging from 0.6% to 30.0% of the trust at June 30, 2022. The Company owns a share of 322 mortgage loans with an average loan balance of $148 and a maximum exposure related to any single loan of $555. Mortgage loan holdings are diversified by geography and property type as follows:

	June 30, 2022		December 31, 2021
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$14,855	31.1%	$15,257	32.1%
Office	11,525	24.2%	11,627	24.4%
Industrial	8,848	18.6%	8,234	17.3%
Mixed use	5,367	11.3%	5,327	11.2%
Apartments	2,999	6.3%	2,880	6.1%
Medical office	3,120	6.5%	3,078	6.5%
Other	930	2.0%	1,153	2.4%
Gross carrying value of mortgage loans	47,644	100.0%	47,556	100.0%
Valuation allowance	(97)		(69)
Net carrying value of mortgage loans	$47,547		$47,487

	June 30, 2022		December 31, 2021
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
U.S. Region:
West South Central	$11,797	24.9%	$12,017	25.3%
East North Central	12,931	27.1%	12,439	26.3%
South Atlantic	9,590	20.1%	9,337	19.6%
West North Central	3,334	7.0%	3,065	6.4%
Mountain	3,044	6.4%	3,393	7.1%
Middle Atlantic	2,352	4.9%	2,392	5.0%
East South Central	3,594	7.5%	3,445	7.2%
New England	77	0.2%	82	0.2%
Pacific	925	1.9%	1,386	2.9%
Gross carrying value of mortgage loans	47,644	100.0%	47,556	100.0%
Valuation allowance	(97)		(69)
Net carrying value of mortgage loans	$47,547		$47,487

During the six months ended June 30, 2022 and June 30, 2021, $2,828 and $465 of new mortgage loans were purchased, respectively, which did not include second lien mortgage loans. There were no taxes, assessments, or any amounts advanced that were not included in the mortgage loan balances at June 30, 2022 and December 31, 2021. At June 30, 2022 and December 31, 2021, the Company had 3 and 2 mortgage loans with a total carrying value of $812 and $685 that were in a restructured status, respectively. There were no impairments for mortgage loans at June 30, 2022 and December 31, 2021.

The changes in the valuation allowance for commercial mortgage loans were as follows:

	Six Months Ended June 30, 2022	Year Ended December 31, 2021
Beginning balance	$69	$141
Net (decrease) increase in valuation allowance	28	(72)
Ending balance	$97	$69

At June 30, 2022 and December 31, 2021, the Company had no mortgage loans that were on nonaccrual status.

At June 30, 2022 and December 31, 2021, the Company had commitments to make investments in mortgage loans in the amount of $2,980 and $4,485, respectively.

Net Investment Income

The sources of net investment income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Income from:
Fixed maturities	$3,481	$3,066	$6,623	$5,980
Policyholder loans	94	35	182	127
Mortgage loans	568	796	1,236	1,422
Cash, cash equivalents and restricted cash	2	1	2	5
Dividends on equity securities	—	89	—	179
Gross investment income	4,145	3,987	8,043	7,713
Investment expenses	(347)	(377)	(779)	(849)
Net investment income	$3,798	$3,610	$7,264	$6,864

Investment expenses include investment management fees, some of which include incentives based on market performance, custodial fees and internal costs for investment-related activities.

Net Investment Gains (Losses)

The sources of net investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Investment gains (losses) from sales:
Fixed maturities	$(185)	$228	$(131)	$488
Mortgage loans	(16)	48	26	53
Investment expenses	—	(7)	—	(19)
Gains (losses) from sales	(201)	269	(105)	522
Valuation change of Other invested assets - appreciation (decline):	312	281	1,867	889
Valuation change of Equity securities - appreciation (decline):	—	747	—	1,402
Total net gains (losses) on investments	$111	$1,297	$1,762	$2,813

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

A roll-forward of the cumulative credit losses on fixed maturities are as follows:

	June 30,	December 31,
	2022	2021
Beginning balance of credit losses on fixed maturities	$837	$833
Additional credit losses for OTTI	103	4
Reduction of credit losses related to securities sold during period	(16)	—
Ending balance of credit losses on fixed maturities	$924	$837

Unrealized Losses for Fixed Maturities

The Company’s fair value and gross unrealized losses for fixed maturities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position are as follows:

	12 months or less		Longer than 12 months		Total
June 30, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. government and agencies	$2,998	$(226)	$—	$—	$2,998	$(226)
U.S. agency mortgage-backed	5,697	(362)	89	(13)	5,786	(375)
State and political subdivisions	40,539	(7,690)	842	(198)	41,381	(7,888)
Corporate and miscellaneous	95,370	(11,257)	1,386	(459)	96,756	(11,716)
Residential mortgage-backed	3,548	(138)	630	(59)	4,178	(197)
Commercial mortgage-backed	19,075	(1,030)	98	(2)	19,173	(1,032)
Asset-backed	35,779	(2,203)	6,665	(468)	42,444	(2,671)
Total fixed maturities	$203,006	$(22,906)	$9,710	$(1,199)	$212,716	$(24,105)

	12 months or less		Longer than 12 months		Total
December 31, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. agency mortgage-backed	$294	$(5)	$11	$—	$305	$(5)
State and political subdivisions	20,439	(377)	231	(19)	20,670	(396)
Corporate and miscellaneous	11,913	(312)	727	(36)	12,640	(348)
Foreign Government	247	—	—	—	247	—
Residential mortgage-backed	1,983	(13)	427	(20)	2,410	(33)
Commercial mortgage-backed	3,870	(36)	—	—	3,870	(36)
Asset-backed	29,487	(315)	8,798	(101)	38,285	(416)
Total fixed maturities	$68,233	$(1,058)	$10,194	$(176)	$78,427	$(1,234)

The indicated gross unrealized losses in all fixed maturity categories increased to $24,105 from $1,234 at June 30, 2022 and December 31, 2021, respectively. Based on the Company’s current evaluation of its fixed maturities in an unrealized loss position, in accordance with our impairment policy and the Company’s current intentions regarding these securities, the Company concluded that these securities were not OTTI.

Information and concentrations related to fixed maturities in an unrealized loss position are included below. The tables below include fixed maturities and number of securities in an unrealized loss position for greater than and less than 12 months and the percentage that were investment grade at June 30, 2022.

	Fair Value with Securities with Unrealized Losses 12 months or less
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. government and agencies	$2,998	$2,998	$—	$—	100%
U.S. agency mortgage-backed	5,697	5,223	474	—	100%
State and political subdivisions	40,539	8,811	20,140	11,588	99%
Corporate and miscellaneous	95,370	48,090	38,575	8,705	62%
Residential mortgage-backed	3,548	3,260	288	—	89%
Commercial mortgage-backed	19,075	18,543	532	—	96%
Asset-backed	35,779	29,123	6,577	79	86%
Total fixed maturities	$203,006	$116,048	$66,586	$20,372

Total number of fixed maturities	707	345	260	102

	Fair Value with Securities with Unrealized Losses greater than 12 months
	Total	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. agency mortgage-backed	$89	$10	$79	$—	100%
State and political subdivisions	842	—	455	387	100%
Corporate and miscellaneous	1,386	—	418	968	80%
Residential mortgage-backed	630	505	26	99	78%
Commercial mortgage-backed	6,763	5,216	1,414	133	75%
Total fixed maturities	$9,710	$5,731	$2,392	$1,587

Total number of fixed maturities	44	18	9	17

Note 3 – Policy Liabilities

Future Policy Benefits

Future policy benefits represent the reserve for direct and assumed traditional life insurance policies and annuities in payout status.

The annuities in payout status are certain structured settlement contracts. The policy liability for structured settlement contracts of $14,715 and $19,398 at June 30, 2022 and December 31, 2021, respectively, is computed as the present value of contractually specified future benefits. The amount included in the policy liability for structured settlements that are life contingent at June 30, 2022 and December 31, 2021, is $11,393 and $15,557, respectively.

To the extent that unrealized gains on fixed maturities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded. A liability of $1,883 and $6,403 is included as part of the liability for structured settlements with respect to this deficiency at June 30, 2022 and December 31, 2021, respectively. The offset to this liability is recorded as a reduction of the unrealized capital gains included in AOCI.

Participating life insurance in-force was 5.7% and 7.5% of the face value of total life insurance at June 30, 2022 and December 31, 2021, respectively.

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

In the first quarter 2022, Fidelity Life entered into a reinsurance contract with Swiss Re Life & Health America Inc. (Swiss Re). This new treaty is in addition to existing coinsurance agreements, largely with Swiss Re on certain policies issued through and including December 31, 2020. The impact of this transaction to our segment results included an initial ceded premium of $6.5 million based on the statutory reserves at January 1, 2022. The impact to pre-tax income is nominal, however various income statement lines are impacted.

Reinsurance recoverables are as follows:

	June 30,	December 31,
	2022	2021
Ceded future policy benefits	$162,801	$146,087
Claims and other amounts recoverables	39,354	38,044
Ending balance	$202,155	$184,131

The reconciliation of direct insurance premiums to net insurance premiums is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Direct	$43,889	$42,320	$87,052	$83,849
Assumed	11,432	9,338	24,675	18,115
Ceded	(28,475)	(26,225)	(62,721)	(51,234)
Net insurance premiums	$26,846	$25,433	$49,006	$50,730

The reconciliation of direct life, annuity, and health claim benefits to life, annuity, and health claim benefits as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Direct	$27,454	$26,830	$68,710	$68,712
Assumed	4,292	4,441	10,255	9,237
Ceded	(16,427)	(13,841)	(48,848)	(38,567)
Life, annuity, and health claim benefits	$15,319	$17,430	$30,117	$39,382

Net policy charges on universal life products were $46 and $45 for the three months ended June 30, 2022 and 2021, respectively and $92 and $90 for the six months ended June 30, 2022 and 2021, respectively, and are included in other income.

At June 30, 2022 and December 31, 2021, reserves related to fixed‑rate annuity deposits assumed from a former affiliate company amounted to approximately $70,762 and $71,832, respectively, and are included with policyholder account balances in the Interim Condensed Consolidated Balance Sheets.

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

The assets and liabilities within the Closed Block are included in the Company’s consolidated financial statements on the same basis as other accounts of the Company. The maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at June 30, 2022 and

December 31, 2021 is $10,617 and $10,463 of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience, respectively.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block, which is referred to as the actuarial calculation. The actuarial calculation projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the actuarial calculation as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block. The review of Closed Block experience also includes consideration of whether a policy dividend obligation should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. At June 30, 2022 and December 31, 2021, the Company recognized a policyholder dividend obligation of $9,472 and $12,669, respectively, resulting from the excess of actual cumulative earnings over the expected cumulative earnings and from accumulated net unrealized investment gains (losses) that have arisen subsequent to the establishment of the Closed Block.

Information regarding the Closed Block liabilities (assets) designated to the Closed Block is as follows:

	June 30,	December 31,
Closed Block Liabilities	2022	2021
Future policy benefits and claims	$30,103	$32,005
Policyholder account balances	6,850	6,957
Other policyholder liabilities	2,848	5,017
Policyholder dividend obligations	9,472	12,669
Other liabilities (assets)	439	(634)
Total Closed Block liabilities	49,712	56,014
Assets Designated to the Closed Block
Investments:
Fixed maturities - available-for-sale (amortized cost $39,743 and $38,314, respectively)	37,813	43,162
Policyholder loans	1,203	1,210
Total investments	39,016	44,372
Cash, cash equivalents and restricted cash	—	1,630
Premiums due and uncollected	2,064	2,089
Accrued investment income	441	420
Reinsurance recoverables	12,805	15,567
Deferred income tax assets, net	3,862	3,139
Total assets designated to the Closed Block	58,188	67,217
Excess of Closed Block assets over liabilities	8,476	11,203
Amounts included in accumulated other comprehensive income:
Unrealized investment gains (losses), net of income tax	(1,525)	3,830
Allocated to policyholder dividend obligations, net of income tax	-	(2,361)
Total amounts included in accumulated other comprehensive income	(1,525)	1,469
Maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities (includes excess assets of $10,617 and $10,463, respectively)	$(10,001)	$(9,734)

	June 30,	December 31,
Policyholder Dividend Obligations	2022	2021
Beginning balance	$12,669	$13,282
Impact from earnings allocable to policyholder dividend obligations	(208)	396
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	(2,989)	(1,009)
Ending balance	$9,472	$12,669

Information regarding the Closed Block revenues and expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Net insurance premiums	$1,105	$795	$2,028	$1,695
Net investment income	394	364	782	715
Realized gains	-	36	-	36
Total revenues	1,499	1,195	2,810	2,446
Benefits and expenses
Life and annuity benefits - including policyholder dividends of $209, $223, $604 and $623, respectively	1,113	771	2,516	2,695
Interest credited to policyholder account balances	42	44	84	86
Operating costs and expenses	(75)	(198)	(126)	(439)
Total expenses	1,080	617	2,474	2,342
Revenues, net of expenses before provision for income tax expense (benefit)	419	578	336	104
Income tax expense (benefit)	89	121	71	22
Revenues, net of expenses and provision for income tax expense (benefit)	$330	$457	$265	$82

The Company charges the Closed Block with federal income taxes and state and local premium taxes, policy maintenance costs and investment management expenses relating to the Closed Block as provided in the Closed Block Memorandum.

The following table presents the amortized cost and fair value of the Closed Block fixed maturities portfolio by contractual maturity at June 30, 2022. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
Due in one year or less	$2,250	$2,238
Due after one year through five years	6,934	6,906
Due after five years through ten years	5,134	5,356
Due after ten years	23,373	21,293
Securities not due at a single maturity date — primarily mortgage and asset- backed	2,052	2,020
Total fixed maturities	$39,743	$37,813

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

Federal Home Loan Bank of Chicago

The Company is a member of the Federal Home Loan Bank of Chicago (FHLBC). As a member, the Company is able to borrow on a collateralized basis from the FHLBC which can be used as an alternative source of liquidity. The FHLBC membership requires the Company to own member stock. At June 30, 2022 and December 31, 2021, the Company held $115 of FHLBC common stock. The Company's ability to borrow under this facility is subject to the FHLBC's discretion and requires the availability of qualifying assets. As of June 30, 2022 and December 31, 2021, the Company had not pledged any assets and there were no outstanding borrowings.

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

Recurring and Non-Recurring Fair Value Measurements

The Company’s assets that are carried at fair value on a recurring and non-recurring basis, by fair value hierarchy level, are as follows:

June 30, 2022	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$9,823	$—	$9,823
U.S. agency mortgage-backed	—	8,071	—	8,071
State and political subdivisions	—	49,248	457	49,705
Corporate and miscellaneous	2,637	130,772	27,926	161,335
Foreign government	—	136	—	136
Residential mortgage-backed	—	5,519	—	5,519
Commercial mortgage-backed	—	19,174	—	19,174
Asset-backed	—	41,737	2,878	44,615
Total fixed maturities	2,637	264,480	31,261	298,378
Total recurring assets	$2,637	$264,480	$31,261	$298,378

December 31, 2021	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$11,901	$—	$11,901
U.S. agency mortgage-backed	—	13,679	—	13,679
State and political subdivisions	—	59,972	498	60,470
Corporate and miscellaneous	2,821	156,937	24,740	184,498
Foreign government	—	414	—	414
Residential mortgage-backed	—	6,069	—	6,069
Commercial mortgage-backed	—	20,815	—	20,815
Asset-backed	—	51,699	2,838	54,537
Total fixed maturities	2,821	321,486	28,076	352,383
Total recurring assets	$2,821	$321,486	$28,076	$352,383

Summary of Significant Valuation Techniques for Assets on a Recurring Basis

Level 1 securities include principally exchange‑traded funds that are valued based on quoted market prices for identical assets.

Level 2 securities are based on prices obtained from independent pricing services. All of the Company’s prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type and region of the world, based on historical pricing experience and vendor expertise. The Company ultimately uses the price from the pricing service highest in the vendor hierarchy based on the respective asset type and region. For fixed maturities that do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using their pricing applications which incorporate a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, and U.S. Treasury curves. Specifically, for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data. Securities with validated quotes from pricing services are reflected within Level 2 of the fair value hierarchy, as they generally are based on observable pricing for similar assets or other market significant observable inputs.

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

		Total gains (losses) included in:
	Balance at January 1, 2022	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at June 30, 2022
Financial Assets
Fixed maturities
State and political subdivision	$498	$—	$(41)	$—	$—	$—	$—	$457
Corporate and miscellaneous	24,740	554	(306)	1,086	(27)	(1,005)	2,884	27,926
Asset-backed	2,838	10	(170)	129	(655)	(228)	954	2,878
Total assets	$28,076	$564	$(517)	$1,215	$(682)	$(1,233)	$3,838	$31,261

		Total gains (losses) included in:
	Balance at January 1, 2021	Net Income	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2021
Financial Assets
Fixed maturities
State and political subdivisions	$521	$—	$(23)	$—	$—	$—	$—	$498
Corporate and miscellaneous	8,433	(39)	—	18,873	—	(14)	(2,513)	24,740
Asset-backed	1,301	—	(2)	1,290	—	(251)	500	2,838
Total assets	$10,255	$(39)	$(25)	$20,163	$—	$(265)	$(2,013)	$28,076

In 2022, there were 19 transfers from Level 2 to Level 3 and 3 transfers from level 3 to level 2. In 2021, there were 3 transfers from Level 3 to Level 2 and 1 transfer from level 2 to level 3. The transfers between levels is primarily due to number of broker quotes and trading activity.

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

		Estimated Fair Value
June 30, 2022	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$47,547	$—	$—	$43,987	$43,987
Policyholder loans	6,600	—	—	8,579	8,579
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$18,117	$—	$—	$16,286	$16,286
Long/short-term debt	32,997	—	—	34,093	34,093
Policyholder account balances	79,286	—	—	74,396	74,396

		Estimated Fair Value
December 31, 2021	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$47,487	$—	$—	$43,047	$43,047
Policyholder loans	6,371	—	—	8,280	8,280
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$22,680	$—	$—	$19,733	$19,733
Long/short-term debt	26,378	—	—	31,940	31,940
Policyholder account balances	80,494	—	—	86,198	86,198

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.

Mortgage Loans — Fair value was based on the discounted value of future cash flows for all first mortgage loans adjusted for specific loan risk. The discount rate was based on the rate that would be offered for similar loans at the reporting date. Fair value excludes $1,952 and $2,398 of second and mezzanine mortgages carried at cost for which fair value is not measurable at June 30, 2022 and December 31, 2021, respectively.

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

Note 8 – Long and Short-Term Debt

Beginning in the fourth quarter of 2017, Fidelity Life changed the commission structure related to Efinancial’s sale of the RAPIDecision® Life to pay annual level commissions over the life of the product instead of up-front, or first-year-only commissions. This change reduced Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business by spreading its statutory commission expenses over the life of the policy instead of incurring it all in the policy year of issue. In order to help provide liquidity for Efinancial through the receipt of larger first-year-only commissions, Fidelity Life and Efinancial entered into a financing arrangement with Hannover Life under which, on a monthly basis, Hannover Life advances to Efinancial amounts approximately equal to the first-year-only commissions on Fidelity Life RAPIDecision® Life business sold through Efinancial. In exchange, Efinancial assigns to Hannover Life its right to all future levelized commission payments on the business due from Fidelity Life, and Fidelity Life pays to Hannover Life the level commissions over the life of the contract. The 2017 arrangement was amended in 2021 and Fidelity Life was removed from any obligation under this prior arrangement. On March 31, 2022, Efinancial entered into a new commission financing arrangement and is taking new advances on this financing arrangement. Efinancial’s ability to receive advances under this arrangement will terminate when the aggregate amount advanced under the arrangement equals or exceeds $36.0 million. At June 30, 2022 and December 31, 2021, the Company had a net advance of $27,827 and $21,937, respectively, under this arrangement. At June 30, 2022, the Company expects to pay back the aggregate amounts as presented in the following table.

June 30, 2022
Due in one year or less	$5,916
Due after one year through two years	4,263
Due after two years through three years	3,972
Due after three years through four years	3,754
Due after four years through five years	3,531
Due after five years	25,476
Less discount	(13,915)
Total long/short-term debt	$32,997

Note 9 – Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income, net of taxes are as follows:

	2022			2021
	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at beginning of year	$362	$10,567	$10,929	$362	$16,239	$16,601
Second Quarter
Other comprehensive (loss) income
Unrealized holding gains from changes in the market value of securities	—	(20,876)	(20,876)	—	8,232	8,232
Impact on Policy benefit liabilities of changes in market value of securities	—	1,796	1,796	—	(828)	(828)
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	—	343	343	—	(859)	(859)
Deferred income tax benefit (expense)	—	3,934	3,934	—	(1,374)	(1,374)
Second Quarter, net	—	(14,803)	(14,803)	—	5,171	5,171

Year to Date
Other comprehensive (loss) income
Unrealized holding gains from changes in the market value of securities	—	(45,520)	(45,520)	—	(5,832)	(5,832)
Impact on Policy benefit liabilities of changes in market value of securities	—	4,520	4,520	—	1,040	1,040
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	—	2,989	2,989	—	595	595
Deferred income tax benefit (expense)	—	7,982	7,982	—	882	882
Year to Date, net	—	(30,029)	(30,029)	—	(3,315)	(3,315)

Balance at end of period	$362	$(19,462)	$(19,100)	$362	$12,924	$13,286

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

The segment results are as follows:

	Three Months Ended June 30, 2022				Three Months Ended June 30, 2021
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Net insurance premiums	$26,846	$—	$—	$26,846	$25,433	$—	$—	$25,433
Net investment income	3,720	—	78	3,798	3,551	—	59	3,610
Net gains (losses) on investments	(54)	—	165	111	1,102	—	195	1,297
Other-than-temporary-impairments	(1)	—	—	(1)	(1)	—	—	(1)
Earned commissions	—	10,587	(99)	10,488	—	12,414	(606)	11,808
Other income	213	1,276	—	1,489	63	1,758	—	1,821
Total revenues	30,724	11,863	144	42,731	30,148	14,172	(352)	43,968
Life, annuity, and health claim benefits	16,046	—	—	16,046	18,181	—	—	18,181
Operating costs and expenses	9,270	13,720	1,582	24,572	5,875	14,276	2,597	22,748
Amortization of deferred policy acquisition costs	4,239	—	—	4,239	3,938	—	—	3,938
Total benefits and expenses	29,555	13,720	1,582	44,857	27,994	14,276	2,597	44,867
(Loss) income before income tax	$1,169	$(1,857)	$(1,438)	$(2,126)	$2,154	$(104)	$(2,949)	$(899)

	Six Months Ended June 30, 2022				Six Months Ended June 30, 2021
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Net insurance premiums	$49,006	$—	$—	$49,006	$50,730	$—	$—	$50,730
Net investment income	7,055	—	209	7,264	6,759	—	105	6,864
Net gains (losses) on investments	936	—	826	1,762	2,223	—	590	2,813
Other-than-temporary-impairment	(103)	—	—	(103)	(3)	—	—	(3)
Earned commissions	—	21,725	(200)	21,525	—	24,288	(1,858)	22,430
Other income	275	2,514	—	2,789	137	3,232	—	3,369
Total revenues	57,169	24,239	835	82,243	59,846	27,520	(1,163)	86,203
Life, annuity, and health claim benefits	31,571	—	—	31,571	40,855	—	—	40,855
Operating costs and expenses	17,187	28,463	4,076	49,726	12,166	28,308	5,602	46,076
Amortization of deferred policy acquisition costs	9,151	—	—	9,151	7,178	—	—	7,178
Total benefits and expenses	57,909	28,463	4,076	90,448	60,199	28,308	5,602	94,109
(Loss) income before income tax	$(740)	$(4,224)	$(3,241)	$(8,205)	$(353)	$(788)	$(6,765)	$(7,906)

	June 30, 2022				December 31, 2021
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Investments and cash	$368,902	$593	$8,928	$378,423	$419,953	$425	$10,402	$430,780
Commissions and agent balances	8,298	22,008	—	30,306	11,919	16,770	—	28,689
Deferred policy acquisition costs	92,393	—	—	92,393	95,715	—	—	95,715
Intangible assets	—	1,635	—	1,635	—	1,635	—	1,635
Reinsurance recoverables	202,155	—	—	202,155	184,131	—	—	184,131
Deferred income tax assets (liabilities), net	6,624	—	15,878	22,502	(4,136)	—	16,836	12,700
Other	26,435	6,900	3,465	36,800	26,074	4,023	4,260	34,357
Total assets	$704,807	$31,136	$28,271	$764,214	$733,656	$22,853	$31,498	$788,007

All the Company’s significant revenues and long-lived assets are located in the United States, which is the Company’s country of domicile.
Note 11 –Subsequent Events

Management has evaluated subsequent events up to and including August 15, 2022, the date these Interim Condensed Consolidated Financial Statements were issued and determined there were no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2022 and 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

Russia and Ukraine War

The Company believes the war in Ukraine does not have a material impact on the interim condensed consolidated financial statements of the Company at June 30, 2022.

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

In the first quarter 2022, Fidelity Life entered into a reinsurance contract with Swiss Re Life & Health America Inc. (Swiss Re). This new treaty is in addition to existing coinsurance agreements, largely with Swiss Re on certain policies issued through and including December 31, 2020. The impact of this transaction to our segment results included an initial ceded premium of $6.5 million based on the statutory reserves at January 1, 2022. The impact to pre-tax income is nominal, however various income statement lines are impacted. The impact is discussed in the segment results of this Management Discussion and Analysis of Financial Condition and results of Operations.

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

Results of Operations

The major components of operating revenues, benefits and expenses and net (loss) income were as follows:

Vericity, Inc. Consolidated Results of Operations

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
Revenues	2022	2021	2022	2021
Net insurance premiums	$26,846	$25,433	$49,006	$50,730
Net investment income	3,798	3,610	7,264	6,864
Net losses (gains) on investments	111	1,297	1,762	2,813
Other-than-temporary-impairments	(1)	(1)	(103)	(3)
Earned commissions	10,488	11,808	21,525	22,430
Insurance lead sales	1,276	1,758	2,514	3,232
Other income	213	63	275	137
Total revenues	42,731	43,968	82,243	86,203
Benefits and expenses
Life, annuity, and health claim benefits	15,319	17,430	30,117	39,382
Interest credited to policyholder account balances	726	751	1,454	1,473
Operating costs and expenses	24,573	22,748	49,726	46,076
Amortization of deferred policy acquisition costs	4,239	3,938	9,151	7,178
Total benefits and expenses	44,857	44,867	90,448	94,109
(Loss) income before income taxes	(2,126)	(899)	(8,205)	(7,906)
Income tax expense (benefit)	223	264	(194)	(676)
Net (loss) income	$(2,349)	$(1,163)	$(8,011)	$(7,230)

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Total Revenues

For the three months ended June 30, 2022, total revenues were $42.7 million compared to $44.0 million for the three months ended June 30, 2021. This decrease of $1.3 million resulted from lower net gains on investments, earned commissions and insurance lead sales, partially offset by an increase in net insurance premiums and net investment income.

Benefits and Expenses

For the three months ended June 30, 2022, total benefits and expenses were $44.9 million compared to $44.9 million for the three months ended June 30, 2021. Lower claim benefits were offset by higher operating costs and deferred policy acquisition costs.

(Loss) Income Before Income Taxes

For the three months ended June 30, 2022, net loss before taxes was $2.1 million compared to net loss before taxes of $0.9 million for the three months ended June 30, 2021. The increased net loss of $1.2 million was primarily due to lower net gains on investments, earned commissions, insurance lead sales and higher operating costs and expenses, partially offset by lower claim benefits.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Total Revenues

For the six months ended June 30, 2022, total revenues were $82.2 million compared to $86.2 million for the six months ended June 30, 2021. This decrease of $4.0 million resulted from lower net insurance premiums, earned commissions, net gains on investments, and insurance lead sales, partially offset by an increase in net investment income.

Benefits and Expenses

For the six months ended June 30, 2022, total benefits and expenses were $90.4 million compared to $94.1 million for the six months ended June 30, 2021. This decrease of $3.7 million was primarily due to lower claim benefits, partially offset by higher operating costs and deferred policy acquisition costs.

(Loss) Income Before Income Taxes

For the six months ended June 30, 2022, net loss before taxes was $8.2 million compared to net loss before taxes of $7.9 million for the six months ended June 30, 2021. The increased net loss of $0.3 million was primarily due to lower net insurance premiums, net gains on investments, increased operating costs and deferred policy acquisition costs, partially offset by claim benefits.

Consolidated Results

The following analysis reconciles the reported segment results to the Company’s total consolidated results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
(Loss) income before income tax by segment
Agency	$(1,857)	$(104)	$(4,224)	$(788)
Insurance	1,169	2,154	(740)	(353)
Corporate & Other	(1,438)	(2,949)	(3,241)	(6,765)
(Loss) income before income taxes	(2,126)	(899)	(8,205)	(7,906)
Income tax (benefit) expense	223	264	(194)	(676)
Net (loss) income	$(2,349)	$(1,163)	$(8,011)	$(7,230)

Agency Segment

The results of our Agency Segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Revenues
Earned commissions	$10,587	$12,414	$21,725	$24,288
Insurance lead sales	1,276	1,758	2,514	3,232
Total revenues	11,863	14,172	24,239	27,520
Expenses
Operating costs and expenses	13,720	14,276	28,463	28,308
Total expenses	13,720	14,276	28,463	28,308
(Loss) income before income taxes	$(1,857)	$(104)	$(4,224)	$(788)

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Earned Commissions

For the three months ended June 30, 2022, earned commissions were $10.6 million compared to $12.4 million for the three months ended June 30, 2021. This decrease of $1.8 million resulted from lower sales in the retail channel, which was primarily driven by a reduction in policy placement rates.

Insurance Lead Sales

For the three months ended June 30, 2022 insurance lead sales were $1.3 million compared to $1.8 million for the three months ended June 30, 2021. This decrease of $0.5 million was primarily due to lower click-through revenue.

Operating Costs and Expenses

For the three months ended June 30, 2022, operating costs and expenses were $13.7 million compared to $14.3 million for the three months ended June 30, 2021. This decrease of $0.6 million was primarily due to a decrease in variable costs.

(Loss) Income Before Income Taxes

For the three months ended June 30, 2022, the Agency Segment net loss was $1.9 million compared to net loss of $0.1 million for the three months ended June 30, 2021. This increase in net loss of $1.8 million was the result of decreased earned commissions and insurance lead sales, partially offset by lower operating costs and expenses,

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Earned Commissions

For the six months ended June 30, 2022, earned commissions were $21.7 million compared to $24.3 million for the six months ended June 30, 2021. This decrease of $2.6 million resulted from lower sales in the retail channel, which was primarily driven by a reduction in policy placement rates.

Insurance Lead Sales

For the six months ended June 30, 2022, insurance lead sales were $2.5 million compared to $3.2 million for the six months ended June 30, 2021. This decrease of $0.7 million was primarily due to lower click-through revenue.

Operating Costs and Expenses

For the six months ended June 30, 2022, operating costs and expenses were $28.5 million compared to $28.3 million for the six months ended June 30, 2021. This increase of $0.2 million was primarily due to ongoing investment in technology and marketing capabilities partially offset by a decrease in variable costs.

(Loss) Income Before Income Taxes

For the six months ended June 30, 2022, the Agency Segment net loss was $4.2 million compared to net loss of $0.8 million for the six months ended June 30, 2021. This increase in net loss of $3.5 million was the result of lower earned commissions and insurance lead sales.

Insurance Segment

The results of our Insurance Segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Revenues
Net insurance premiums	$26,846	$25,433	$49,006	50,730
Net investment income	3,720	3,551	7,055	6,759
Net losses (gains) on investments	(54)	1,102	936	2,223
Other-than-temporary-impairments	(1)	(1)	(103)	(3)
Other income	213	63	275	137
Total revenues	30,724	30,148	57,169	59,846
Benefits and expenses
Life, annuity, and health claim benefits	15,320	17,430	30,117	39,382
Interest credited to policyholder account balances	726	751	1,454	1,473
Operating costs and expenses	9,270	5,875	17,187	12,166
Amortization of deferred policy acquisition costs	4,239	3,938	9,151	7,178
Total benefits and expenses	29,555	27,994	57,909	60,199
Income (loss) before income taxes	$1,169	$2,154	$(740)	$(353)

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Net Insurance Premiums

For the three months ended June 30, 2022, net insurance premiums were $26.8 million compared to $25.4 million for the three months ended June 30, 2021. The increase of $1.4 million in net insurance premiums was primarily due to an increase in our Core lines and non-core lines of $2.9 million, partially offset by the impact of the new reinsurance agreement with Swiss Re in the amount of $1.6 million (see discussion earlier in this Management Discussion and Analysis of Financial Condition and results of Operations).

Net Investment Income

For the three months ended June 30, 2022, net investment income increased to $3.7 million compared to $3.6 million for the three months ended June 30, 2021. The $0.1 million increase was mainly due to higher reinvestment yields in the fixed maturities portfolio, partially offset by a decrease from the mortgage loan portfolio and equity securities. The equity securities portfolio was sold in 2021. For more information on net investment income, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Net (Losses) Gains on Investments

For the three months ended June 30, 2022, net gains (losses) on investments decreased to $(0.1) million compared to $1.1 million for the three months ended June 30, 2021. The $1.2 million decrease was mainly due to a reduction in sales of fixed maturities and valuation changes in the equity securities portfolio. The equity securities portfolio was sold in 2021. For more information on net gains (losses) on investments, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Life, Annuity and Health Claim Benefits

For the three months ended June 30, 2022, life, annuity and health claim benefits were $15.3 million compared with $17.4 million for the three months ended June 30, 2021. This decrease of $2.1 million was primarily due to a decrease in claim benefits of $1.8 million which includes a reduction of $0.8 million related to the new reinsurance agreement with Swiss Re (see discussion earlier in this Management Discussion and Analysis of Financial Condition and results of Operations) and a reduction of claims related to Covid-19.

Operating Costs and Expenses

For the three months ended June 30, 2022, operating costs and expenses were $9.3 million compared to $5.9 million for the three months ended June 30, 2021. The $3.4 million increase was attributable to a decrease in reinsurance allowances of $1.3 million, largely related to changes in the reinsurance agreements, primarily Swiss Re and $2.1 million of other operating expenses, primarily staff costs, depreciation expense and other operating expenses.

Amortization of Deferred Policy Acquisition Costs

For the three months ended June 30, 2022, amortization of deferred policy acquisition costs was $4.2 million compared to $3.9 million for the three months ended June 30, 2021. The increase of $0.3 million primarily related to Closed Block.

Income (Loss) Before Income Taxes

For the three months ended June 30, 2022, net income was $1.2 million compared to net income of $2.2 million for the three months ended June 30, 2021. This decrease in net income of $1.0 million resulted primarily from an increase in operating expenses of $3.4 million and a decrease in net gains (losses) from investments of $1.2 million, partially offset a $2.1 million decrease in life, annuity and health claim benefits, and increased net insurance premiums of $1.4 million.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Net Insurance Premiums

For the six months ended June 30, 2022, net insurance premiums were $49.0 million compared to $50.7 million for the six months ended June 30, 2021. The decrease of $1.7 million in net insurance premiums was primarily due to a new reinsurance agreement with Swiss Re (see discussion earlier in this Management Discussion and Analysis of Financial Condition and results of Operations) which reduced net insurance premiums by $9.8 million in both our core and non-core lines of business. Offsetting this decrease was a $7.7 million increase due to growth in our Core and non-core lines and $0.3 million in Closed Block.

Net Investment Income

For the six months ended June 30, 2022, net investment income increased to $7.1 million compared to $6.8 million for the six months ended June 30, 2021. The $0.3 million increase was mainly due to higher reinvestment yields in the fixed maturities portfolio, offset by a decrease from equity securities and the mortgage loan portfolio. The equity securities portfolio was sold in 2021. For more information on net investment income, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Net (Losses) Gains on Investments

For the six months ended June 30, 2022, net gains (losses) on investments decreased to $0.9 million compared to $2.2 million for the six months ended June 30, 2021. The $1.3 million decrease was mainly due to a reduction in sales of fixed maturities and valuation changes in both the equity securities portfolio and other invested assets. The equity securities portfolio was sold in 2021. For more information on net gains (losses) on investments, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Life, Annuity and Health Claim Benefits

For the six months ended June 30, 2022, life, annuity and health claim benefits were $30.1 million compared with $39.4 million for the six months ended June 30, 2021. This decrease of $9.3 million was primarily due to a new reinsurance agreement with Swiss Re (see discussion earlier in this Management Discussion and Analysis of Financial Condition and results of Operations) which reduced Life, annuity and health claim benefits by $8.4 million and our core and non-core lines of business also decreased $0.9 million primarily due to a reduction of claims related to Covid-19.

Operating Costs and Expenses

For the six months ended June 30, 2022, operating costs and expenses were $17.2 million compared to $12.2 million for the six months ended June 30, 2021. The $5.0 million increase was attributable to a decrease in reinsurance allowances of $2.6 million largely related to changes in the reinsurance agreements, primarily Swiss Re and a $2.4 million increase of other operating expenses, primarily related to staff costs.

Amortization of Deferred Policy Acquisition Costs

For the six months ended June 30, 2022, amortization of deferred policy acquisition costs was $9.2 million compared to $7.2 million for the six months ended June 30, 2021. The increase of $2.0 million primarily relates to increases in our core and non-core lines of $1.0 million and Closed Block of $1.1 million.

Income (Loss) Before Income Taxes

For the six months ended June 30, 2022, net loss was $0.7 million compared to net loss of $0.4 million for the six months ended June 30, 2021. This increase in net loss of $0.3 million resulted primarily from an increase in operating expenses of $5.0 million, amortization of deferred policy acquisition costs of $2.0 million, decreased net insurance premiums of $1.7 million and a decrease in net gains (losses) from investments of $1.3 million, partially offset by $9.3 million decrease in life, annuity and health claim benefits and $0.3 million in net investment income.

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

The maximum future earnings to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at June 30, 2022 and December 31, 2021, are $10.6 million and $10.5 million, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

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

Corporate & Other Segment

The results of the Corporate & Other Segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Revenues
Net investment income	$78	$59	$209	$105
Net gains (losses) on investments	165	195	826	590
Earned commissions	(99)	(606)	(200)	(1,858)
Total revenues	144	(352)	835	(1,163)
Expenses
Operating costs and expenses	1,582	2,597	4,076	5,602
Total expenses	1,582	2,597	4,076	5,602
(Loss) income before income taxes	$(1,438)	$(2,949)	$(3,241)	$(6,765)

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

Net Investment Income

For the three months ended June 30, 2022, net investment income was $0.1 million compared to $0.1 million for the three months ended June 30, 2021. The slight change is a result of increased yields in the fixed maturity portfolio.

Net Gains (Losses) on Investment

For the three months ended June 30, 2022, net gains (losses) on investments were $0.2 million compared to $0.2 million for the three months ended June 30, 2021. The gains are attributable to net asset valuation changes of other invested assets.

Earned Commissions

For the three months ended June 30, 2022, earned commissions were ($0.1) million compared to ($0.6) million for the three months ended June 30, 2021. This increase is attributable to the elimination of lower intersegment earned commissions resulting from declining intersegment sales.

Operating Expenses

For the three months ended June 30, 2022, operating expenses were $1.6 million compared to $2.6 million for the three months ended June 30, 2021. The decrease of $1.0 million is primarily related to the completion of corporate wide initiatives.

(Loss) Income Before Income Taxes

For the three months ended June 30, 2022, net loss decreased to $1.4 million from $2.9 million for the three months ended June 30, 2021. The reduced loss is primarily a result of lower intersegment sales and reduced operating costs and expenses.

Six Months Ended June 30, 2022 Compared to the Six Months Ended June 30, 2021

Net Investment Income

For the six months ended June 30, 2022, net investment income was $0.2 million compared to $0.1 million for the six months ended June 30, 2021. The slight change is a result of increased yields in the fixed maturity portfolio.

Net Gains (Losses) on Investment

For the six months ended June 30, 2022, net gains (losses) on investments were $0.8 million compared to $0.6 million for the six months ended June 30, 2021. This change is a result of gains from other invested assets related to net asset value changes.

Earned Commissions

For the six months ended June 30, 2022, earned commissions were ($0.2) million compared to ($1.9) million for the six months ended June 30, 2021. This decrease is attributable to the elimination of lower intersegment earned commissions resulting from declining intersegment sales.

Operating Expenses

For the six months ended June 30, 2022, operating expenses were $4.1 million compared to $5.6 million for the six months ended June 30, 2021. The decrease of $1.5 million is primarily related to the completion of corporate wide initiatives partially offset by one-time severance activity.

(Loss) Income Before Income Taxes

For the six months ended June 30, 2022, net loss decreased to $3.2 million from $6.8 million for the six months ended June 30, 2021. The decreased loss is primarily a result of lower intersegment sales and lower operating costs and expenses.

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

The following table shows the distribution of the fixed maturities classified as available-for-sale by quality rating using the rating assigned by Standard & Poor’s (S&P), a nationally recognized statistical rating organization. For securities where the S&P rating is not available (not rated), the NAIC rating is used. Over the periods presented, we have maintained a consistent weighted average bond quality rating of “A.” The percentage allocation of total investment grade securities was 94.4% and 94.8% at June 30, 2022 and December 31, 2021, respectively.

	Estimated Fair Value
	June 30, 2022		December 31, 2021
	(dollars in thousands)
S&P Rating
AAA	$54,959	18.5%	$68,171	19.3%
AA	60,023	20.1%	73,535	20.9%
A	66,626	22.3%	79,603	22.6%
BBB	57,611	19.3%	69,420	19.7%
Not rated	42,401	14.2%	43,254	12.3%
Total investment grade	281,620	94.4%	333,983	94.8%
BB	6,618	2.2%	7,832	2.2%
B	3,954	1.3%	4,031	1.1%
CCC	296	0.1%	341	0.1%
D	-	0.0%	4	0.0%
Not Rated	5,890	2.0%	6,192	1.8%
Total below investment grade	16,758	5.6%	18,400	5.2%
Total	$298,378	100.0%	$352,383	100.0%

The following table sets forth the maturity profile of our fixed maturities at June 30, 2022 from December 31, 2021. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	June 30, 2022				December 31, 2021
(dollars in thousands)	Amortized Cost	%	Estimated Fair Value	%	Amortized Cost	%	Estimated Fair Value	%
Due in one year or less	$6,317	2.0%	$6,340	2.1%	$1,753	0.5%	$1,771	0.5%
Due after one year through five years	29,203	9.2%	28,652	9.6%	36,245	11.1%	38,497	10.9%
Due after five years through ten years	72,210	22.7%	69,547	23.3%	67,802	20.8%	71,435	20.3%
Due after ten years	128,990	40.5%	116,461	39.1%	127,396	39.0%	145,580	41.3%
Securities not due at a single maturity date-primarily mortgage and asset-backed securities	81,386	25.6%	77,378	25.9%	93,395	28.6%	95,100	27.0%
Total fixed maturities	$318,106	100.0%	$298,378	100.0%	$326,591	100.0%	$352,383	100.0%

Every quarter, we review all investments where the market value is less than the carrying value to ascertain if the impairment of the security’s value is OTTI. The quarterly review is targeted to focus on securities with larger impairments and that have been in an impaired status for longer periods of time. See “Note 9 – Accumulated Other Comprehensive (Loss) Income” in the accompanying Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Net Investment Income

One key measure of our net investment income is the book yield on our holdings of fixed maturities classified as available-for-sale. Fair value of these securities totaled $298.4 million and $352.4 million as of June 30, 2022 and December 31, 2021, respectively. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying investments for the period. For the six months ended June 30, 2022 and 2021, our book yield on fixed maturities available-for-sale was 4.1% and 3.6%, respectively. See “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Interest Credited to Policyholder Account Balances

Included with the future policy benefits is the liability for contract holder deposits on deferred annuity contracts assumed through two reinsurance agreements effective in 1991 and 1992 and certain other policy funds left on deposit with the Company. The aggregate liability for deposits is as follows:

	June 30, 2022	December 31, 2021	June 30, 2022	June 30, 2021
	Ending Balance	Ending Balance	Year to Date Interest Credited	Year to Date Interest Credited
	(dollars in thousands)
Annuity contract holder deposits—assumed	$70,762	$71,832	$1,353	$1,368
Dividends left on deposit	6,850	6,957	84	86
Other	1,674	1,705	17	19
Total	$79,286	$80,494	$1,454	$1,473

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

Unrealized Holding Gains (Losses)

The Company records capital appreciation/depreciation on the available-for-sale fixed maturities. At June 30, 2022 and 2021, accumulated other comprehensive income, from mark-to-market adjustments of our available-for-sale fixed income securities, net of federal income taxes and reserves was ($30.3) million and ($3.3) million, respectively. See “Note 9 – Accumulated other comprehensive (loss) income” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

At June 30, 2022 our fixed maturity securities had an unrealized loss of $19.7 million compared to an unrealized gain of $25.8 million at December 31, 2021, resulting in an unrealized loss of $45.5 million for the six months ended June 30, 2022. Duration measures the sensitivity of a bond’s price to changes in market yields and convexity measures a bond’s duration sensitivity to changes in market yields. The company’s unrealized loss of $45.5 million in our fixed maturities portfolio which has a duration of 7.4, convexity of 0.876, and current yield of 4.8%, is accounted for by the increase in the 10-year treasury bill yield for the first six months of 2022 of 147 basis points, along with the widening of credit spreads over the same period of time.

Financial Position

At June 30, 2022, we had total assets of $764.2 million compared to total assets at December 31, 2021 of $788.0 million, a decrease of $23.8 million. The invested asset base decreased $51.7 million, mainly due to $45.5 million in net unrealized losses. The remainder represents net purchases and sales in the portfolio. Deferred policy acquisition costs decreased $3.3 million, primarily due to a reduction of $6.9 million driven by a change in reinsurance agreement, partially offset by deferrals on new business in excess of amortization. Cash and cash equivalents decrease of $0.7 million is attributable to cash used in operating, investing and financing activities. See Cash Flows section for further discussion on changes in cash. The above decreases were partially offset by the following: Reinsurance recoverables increased $18.0 million as a result of a $16.1 million increase in ceded policy and claim reserves and $1.9 million related to timing of settlements of reinsured claims. Deferred income tax assets increased $9.8 million due to tax credits of $8.0 million on unrealized investment market losses and $1.8 million as a result of net loss. Other assets increased $2.4 million, primarily due to establishment of a right-of-use asset in the amount of $1.7 million from the adoption of ASU No. 2016-02, Leases (Topic 842) and internally developed software. Commission and agent balances increased $1.6 million due to increases in agent debit balances.

At June 30, 2022, we had total liabilities of $629.4 million compared to total liabilities of $615.1 million at December 31, 2021, an increase of $14.3 million. Future policy benefits and claims increased $17.3 million, primarily due to a $23.8 million increase in Core Life and Non-Core Life lines, resulting from growth of the underlying blocks of business, partially offset by decreases in Annuities and assumed life of $4.6 million and Closed Block of $1.9 million. Debt increased $6.6 million related to an increase in net borrowing of $5.9 million and interest accrued of $0.7 million under our commission financing agreement with Hannover Life. The above increases were partially offset by the following decreases: Other policyholder liabilities decreased $5.0 million due to a decrease in claim reserves and Policyholder dividend obligation related to the Closed Block decreased $3.2 million, primarily related to changes in accumulated net unrealized investment gains of $3.0 million. Policyholder account balances decreased $1.2 million largely due to annuity payments. Other liabilities decreased $0.2 million, due to reductions in operating expense accruals of $1.9 million, largely offset by an operating lease liability from the adoption of ASU No. 2016-02, Leases (Topic 842) in the amount of $1.7 million.

At June 30, 2022, total equity decreased to $134.9 million from $172.9 million at December 31, 2021. This decrease in equity of $38.0 million was attributable to decreases in other comprehensive loss of $30.0 million related to market declines in fixed maturities net of tax and in retained earnings of $8.0 million due to net loss.

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

Under our commission financing arrangement with Hannover Life, Fidelity Life is able to pay level annual commissions instead of first year only commissions to Efinancial for sales of RAPIDecision® Life policies and Hannover Life advances to Efinancial amounts approximately equal to first year only commissions for sales of those policies. This arrangement reduces Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business while helping to provide liquidity for Efinancial through the receipt of larger first year only commissions. In the first quarter of 2021, the Company ceased new advances on this financing arrangement. On March 31, 2022, Efinancial entered into a new commission financing arrangement and is taking new advances on this financing arrangement. As of June 30, 2022 and December 31, 2021, we had net advances of $27.8 million and $21.9 million, respectively, under this arrangement.

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

Cash Flows

For the six months ended June 30, 2022, the Company had a net decrease in cash of $0.7 million compared to a net decrease of $16.4 million for the six months ended June 30, 2021.

The current year decrease in cash flows from operating activities is primarily due to timing related to reinsurance recoverables, partially offset by increases in policy liabilities.

Cash flows from investing activities mainly includes our fixed maturities, mortgage loans, and equity holdings. Period to period, the cash flows associated with the changes in these portfolios will vary between cash sources and cash uses depending on the need for cash or the excess of cash from operating activities, as well as portfolio trading due to investment market conditions. In the first six months of 2022 cash of $5.1 million was provided and includes net sales and maturities of $8.2 million of invested assets, partially offset by $3.1 million of capitalized software.

Cash flows from financing activities increased $3.3 million which includes $5.9 million, net proceeds from our commission financing program, partially offset by $2.6 million in cash withdrawals, net of deposits, by contract holders of annuities that were primarily written in the late 1980s.

The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021
	(dollars in thousands)
Consolidated Summary of Cash Flows
Net cash (used) provided by operating activities	$(9,099)	$(7,759)
Net cash provided (used) by investing activities	5,082	(1,951)
Net cash provided (used) by financing activities	3,318	(6,670)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(699)	$(16,380)

Recent Accounting Pronouncements

All applicable adopted accounting pronouncements have been reflected in our Interim Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2022. See “Note 1 – Summary of Significant Accounting Policies” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Vericity, Inc.

Date: August 15, 2022	By:	/s/ Chris S. Kim
Chris S. Kim
Executive Vice President, Chief Financial Officer and Treasurer