Form 10-Q
period 2022-09-30
Vericity, Inc.
filed 2022-11-14
CIK 1575434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

The number of shares of Registrant’s Common Stock outstanding as of November 11, 2022 was 14,875,000.

Part 1. Financial Information

Item I. Financial Statements

Vericity, Inc.

Interim Condensed Consolidated Balance Sheets

(dollars in thousands)

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities – available-for-sale – at fair value (amortized cost; $328,365 and $326,591)	$293,213	$352,383
Mortgage loans (net of valuation allowances of $87 and $69)	46,839	47,487
Policyholder loans	6,660	6,371
Other invested assets	3,644	2,140
Total investments	350,356	408,381
Cash, cash equivalents and restricted cash	12,703	22,399
Accrued investment income	3,547	2,590
Reinsurance recoverables (net of allowances of $149 and $149)	212,063	184,131
Deferred policy acquisition costs	92,186	95,715
Commissions and agent balances (net of allowances of $340 and $432)	33,408	28,689
Intangible assets	1,635	1,635
Deferred income tax assets, net	27,504	12,700
Other assets	34,090	31,767
Total assets	767,492	788,007
Liabilities and Shareholders' Equity
Liabilities
Future policy benefits and claims	443,396	416,039
Policyholder account balances	78,511	80,494
Other policyholder liabilities	46,757	49,202
Policy dividend obligations	9,394	12,669
Reinsurance liabilities and payables	8,032	6,927
Long-term debt	28,310	22,412
Short-term debt	6,472	3,966
Other liabilities	27,805	23,394
Total liabilities	648,677	615,103
Commitments and Contingencies (Note 6)
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	15
Additional paid-in capital	39,840	39,840
Retained earnings	109,024	122,120
Accumulated other comprehensive (loss) income	(30,064)	10,929
Total shareholders' equity	118,815	172,904
Total liabilities and shareholders' equity	$767,492	$788,007

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Operations

(dollars in thousands, except earnings per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Net insurance premiums	$24,468	$24,932	$73,474	$75,662
Net investment income	4,126	3,377	11,390	10,241
Net (losses) gains on investments	(1,272)	(126)	490	2,687
Other-than-temporary-impairments (OTTI)	(298)	—	(401)	(3)
Earned commissions	11,267	11,632	32,792	34,062
Insurance lead sales	1,259	2,057	3,773	5,289
Other income	144	65	419	202
Total revenues	39,694	41,937	121,937	128,140
Benefits and expenses
Life, annuity, and health claim benefits	17,505	19,192	47,622	58,574
Interest credited to policyholder account balances	646	746	2,100	2,219
Operating costs and expenses	23,133	24,537	72,859	70,613
Amortization of deferred policy acquisition costs	4,086	3,297	13,237	10,475
Total benefits and expenses	45,370	47,772	135,818	141,881
(Loss) income before income tax	(5,676)	(5,835)	(13,881)	(13,741)
Income tax (benefit) expense	(591)	(248)	(785)	(924)
Net (loss) income	$(5,085)	$(5,587)	$(13,096)	$(12,817)

Earnings per share for the periods
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding, basic and diluted	14,875,000	14,875,000	14,875,000	14,875,000
Basic earnings per share	$(0.34)	$(0.38)	$(0.88)	$(0.86)
Diluted earnings per share	$(0.34)	$(0.38)	$(0.88)	$(0.86)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Comprehensive (Loss) Income

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Net (loss) income	$(5,085)	$(5,587)	$(13,096)	$(12,817)
Other comprehensive (loss) income, net of tax:
Net unrealized (losses) gains on investments	(10,964)	(1,292)	(40,993)	(4,607)
Total other comprehensive (loss) income	(10,964)	(1,292)	(40,993)	(4,607)
Total comprehensive (loss) income	$(16,049)	$(6,879)	$(54,089)	$(17,424)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(Unaudited)		(Unaudited)
Common stock
Balance – beginning of period	$15	$15	$15	$15
Balance – end of period	$15	$15	$15	$15

Additional paid-in capital
Balance – beginning of period	$39,840	$39,840	$39,840	$39,840
Balance – end of period	$39,840	$39,840	$39,840	$39,840

Retained earnings
Balance – beginning of period	$114,109	$131,547	$122,120	$138,777
Net (loss) income	(5,085)	(5,587)	(13,096)	(12,817)
Balance – end of period	$109,024	$125,960	$109,024	$125,960

Accumulated other comprehensive (loss) income
Balance – beginning of period	$(19,100)	$13,286	$10,929	$16,601
Other comprehensive (loss) income	(10,964)	(1,292)	(40,993)	(4,607)
Balance – end of period	$(30,064)	$11,994	$(30,064)	$11,994
Total shareholders' equity	$118,815	$177,809	$118,815	$177,809

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(13,096)	$(12,817)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization and other non-cash items	3,187	2,477
Interest credited to policyholder account balances	2,100	2,219
Deferred income tax	(3,908)	(924)
Net gains (losses) on investments	(490)	(2,687)
Other-than-temporary-impairments	401	3
Interest expense	931	1,149
Change in:
Equity securities	—	4,887
Accrued investment income	(957)	45
Reinsurance recoverables	(27,932)	(17,616)
Deferred policy acquisition costs	3,529	(6,528)
Commissions and agent balances	(4,719)	(11,538)
Other assets	(2,407)	(1,186)
Insurance liabilities	30,687	36,141
Other liabilities	5,580	7,640
Net cash (used) provided by operating activities	(7,094)	1,265
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturities	33,176	45,495
Mortgage loans	4,515	3,654
Other invested assets	—	94
Purchases of:
Fixed maturities	(34,685)	(50,022)
Mortgage loans	(3,965)	(2,042)
Other invested assets	(724)	(90)
Change in policyholder loans, net	(289)	145
Other, net	(4,156)	(4,922)
Net cash (used) provided by investing activities	(6,128)	(7,688)
Cash flows from financing activities
Debt issued	13,600	1,246
Debt repaid	(6,127)	(6,109)
Deposits to policyholder account balances	294	427
Withdrawals from policyholder account balances	(4,241)	(4,671)
Net cash provided (used) by financing activities	3,526	(9,107)
Net (decrease) increase in cash, cash equivalents and restricted cash	(9,696)	(15,530)
Cash, cash equivalents and restricted cash – beginning of period	22,399	36,242
Cash, cash equivalents and restricted cash – end of period	$12,703	$20,712

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

The accompanying interim condensed consolidated financial statements present the accounts of the Company and subsidiaries for the nine months ended September 30, 2022 and September 30, 2021 and at September 30, 2022 and December 31, 2021. These interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report in the Form 10-K for the year ended December 31, 2021. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Fixed Maturities

The amortized cost, gross unrealized gains, gross unrealized losses, fair value, and OTTI loss included in accumulated other comprehensive income (AOCI) of fixed maturities available-for-sale are as follows:

	September 30, 2022
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses
U.S. government and agencies	$9,275	$378	$(481)	$9,172	$—
U.S. agency mortgage-backed	9,754	48	(691)	9,111	—
State and political subdivisions	66,807	35	(11,402)	55,440	—
Corporate and miscellaneous	169,516	860	(18,529)	151,847	—
Foreign government	130	—	(5)	125	—
Residential mortgage-backed	4,637	128	(385)	4,380	(428)
Commercial mortgage-backed	21,379	1	(1,669)	19,711	—
Asset-backed	46,867	1	(3,441)	43,427	—
Total fixed maturities	$328,365	$1,451	$(36,603)	$293,213	$(428)

	December 31, 2021
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses
U.S. government and agencies	$9,825	$2,076	$—	$11,901	$—
U.S. agency mortgage-backed	12,889	795	(5)	13,679	—
State and political subdivisions	58,170	2,696	(396)	60,470	—
Corporate and miscellaneous	164,823	20,023	(348)	184,498	—
Foreign government	378	36	—	414	—
Residential mortgage-backed	5,880	222	(33)	6,069	(412)
Commercial mortgage-backed	20,003	848	(36)	20,815	—
Asset-backed	54,623	330	(416)	54,537	—
Total fixed maturities	$326,591	$27,026	$(1,234)	$352,383	$(412)

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

	September 30, 2022
	Amortized Cost	Fair Value
Due in one year or less	$6,259	$6,240
Due after one year through five years	28,113	26,975
Due after five years through ten years	73,307	67,930
Due after ten years	138,049	115,438
Securities not due at a single maturity date — primarily mortgage and asset-backed	82,637	76,630
Total fixed maturities	$328,365	$293,213

Fixed maturities with a carrying value of $2,700 and $3,604 were on deposit with governmental authorities, as required by law at September 30, 2022 and December 31, 2021, respectively.

The Company’s fixed maturities portfolio was primarily composed of investment grade securities, defined as a security having a rating of Aaa, Aa, A, or Baa from Moody’s, AAA, AA, A, or BBB from Standard & Poor’s, or National Association of Insurance Commissioners (NAIC) rating of NAIC 1 or NAIC 2. Investment grade securities comprised 95.0% and 94.8% of the Company’s total fixed maturities portfolio at September 30, 2022 and December 31, 2021, respectively.

At September 30, 2022 and December 31, 2021, the Company had commitments to make investments in available-for-sale securities in the amount of $0 and $657, respectively.

Mortgage Loans

The Company makes investments in commercial mortgage loans. The Company, along with other investors, owns a pro rata share of each loan. The Company participates in 37 such investment instruments with ownership shares ranging from 0.6% to 30.0% of the trust at September 30, 2022. The Company owns a share of 328 mortgage loans with an average loan balance of $143 and a maximum exposure related to any single loan of $555. Mortgage loan holdings are diversified by geography and property type as follows:

	September 30, 2022		December 31, 2021
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$14,287	30.4%	$15,257	32.1%
Office	11,361	24.2%	11,627	24.4%
Industrial	8,867	18.9%	8,234	17.3%
Mixed use	5,336	11.4%	5,327	11.2%
Apartments	2,964	6.3%	2,880	6.1%
Medical office	3,087	6.6%	3,078	6.5%
Other	1,024	2.2%	1,153	2.4%
Gross carrying value of mortgage loans	46,926	100.0%	47,556	100.0%
Valuation allowance	(87)		(69)
Net carrying value of mortgage loans	$46,839		$47,487

	September 30, 2022		December 31, 2021
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
U.S. Region:
West South Central	$11,814	25.0%	$12,017	25.3%
East North Central	12,480	26.6%	12,439	26.3%
South Atlantic	9,281	19.8%	9,337	19.6%
West North Central	3,378	7.2%	3,065	6.4%
Mountain	3,055	6.5%	3,393	7.1%
Middle Atlantic	2,331	5.0%	2,392	5.0%
East South Central	3,595	7.7%	3,445	7.2%
New England	74	0.2%	82	0.2%
Pacific	918	2.0%	1,386	2.9%
Gross carrying value of mortgage loans	46,926	100.0%	47,556	100.0%
Valuation allowance	(87)		(69)
Net carrying value of mortgage loans	$46,839		$47,487

During the nine months ended September 30, 2022 and September 30, 2021, $3,965 and $2,042 of new mortgage loans were purchased, respectively, which did not include second lien mortgage loans. There were no taxes, assessments, or any amounts advanced that were not included in the mortgage loan balances at September 30, 2022 and December 31, 2021. At September 30, 2022 and December 31, 2021, the Company had 4 and 2 mortgage loans with a total carrying value of $725 and $685 that were in a restructured status, respectively. There were no impairments for mortgage loans at September 30, 2022 and December 31, 2021.

The changes in the valuation allowance for commercial mortgage loans were as follows:

	Nine Months Ended September 30, 2022	Year Ended December 31, 2021
Beginning balance	$69	$141
Net (decrease) increase in valuation allowance	18	(72)
Ending balance	$87	$69

At September 30, 2022 and December 31, 2021, the Company had no mortgage loans that were on nonaccrual status.

At September 30, 2022 and December 31, 2021, the Company had commitments to make investments in mortgage loans in the amount of $2,818 and $4,485, respectively.

Net Investment Income

The sources of net investment income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Income from:
Fixed maturities	$3,763	$3,014	$10,385	$8,993
Policyholder loans	90	90	272	217
Mortgage loans	594	548	1,830	1,970
Cash, cash equivalents and restricted cash	32	—	34	5
Dividends on equity securities	—	80	—	260
Gross investment income	4,479	3,732	12,521	11,445
Investment expenses	(353)	(355)	(1,131)	(1,204)
Net investment income	$4,126	$3,377	$11,390	$10,241

Investment expenses include investment management fees, some of which include incentives based on market performance, custodial fees and internal costs for investment-related activities.

Net Investment Gains (Losses)

The sources of net investment gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Investment gains (losses) from sales:
Fixed maturities	$(61)	$32	$(191)	$519
Mortgage loans	(134)	—	(80)	44
Investment expenses	—	(5)	—	(24)
Gains (losses) from sales	(195)	27	(271)	539
Valuation change of Other invested assets - appreciation (decline):	(1,087)	201	779	1,095
Valuation change of Equity securities - appreciation (decline):	—	(364)	—	1,038
Valuation change of Mortgage securities - appreciation (decline):	10	10	(18)	15
Total net gains (losses) on investments	$(1,272)	$(126)	$490	$2,687

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

A roll-forward of the cumulative credit losses on fixed maturities are as follows:

	September 30,	December 31,
	2022	2021
Beginning balance of credit losses on fixed maturities	$837	$833
Additional credit losses for OTTI	401	4
Reduction of credit losses related to securities sold during period	(16)	—
Ending balance of credit losses on fixed maturities	$1,222	$837

Unrealized Losses for Fixed Maturities

The Company’s fair value and gross unrealized losses for fixed maturities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position are as follows:

	12 months or less		Longer than 12 months		Total
September 30, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. government and agencies	$2,742	$(481)	$—	$—	$2,742	$(481)
U.S. agency mortgage-backed	7,577	(674)	84	(17)	7,661	(691)
State and political subdivisions	43,689	(9,235)	7,437	(2,167)	51,126	(11,402)
Corporate and miscellaneous	106,498	(17,662)	2,507	(867)	109,005	(18,529)
Foreign Government	126	(5)	—	—	126	(5)
Residential mortgage-backed	2,876	(329)	366	(56)	3,242	(385)
Commercial mortgage-backed	18,470	(1,565)	991	(104)	19,461	(1,669)
Asset-backed	32,414	(2,369)	9,859	(1,072)	42,273	(3,441)
Total fixed maturities	$214,392	$(32,320)	$21,244	$(4,283)	$235,636	$(36,603)

	12 months or less		Longer than 12 months		Total
December 31, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. agency mortgage-backed	$294	$(5)	$11	$—	$305	$(5)
State and political subdivisions	20,439	(377)	231	(19)	20,670	(396)
Corporate and miscellaneous	11,913	(312)	727	(36)	12,640	(348)
Foreign Government	247	—	—	—	247	—
Residential mortgage-backed	1,983	(13)	427	(20)	2,410	(33)
Commercial mortgage-backed	3,870	(36)	—	—	3,870	(36)
Asset-backed	29,487	(315)	8,798	(101)	38,285	(416)
Total fixed maturities	$68,233	$(1,058)	$10,194	$(176)	$78,427	$(1,234)

The indicated gross unrealized losses in all fixed maturity categories increased to $36,603 from $1,234 at September 30, 2022 and December 31, 2021, respectively. Based on the Company’s current evaluation of its fixed maturities in an unrealized loss position, in accordance with our impairment policy and the Company’s current intentions regarding these securities, the Company concluded that these securities were not OTTI.

Information and concentrations related to fixed maturities in an unrealized loss position are included below. The tables below include fixed maturities and number of securities in an unrealized loss position for greater than and less than 12 months and the percentage that were investment grade at September 30, 2022.

	Unrealized Losses 12 months or less
	Gross Unrealized Losses	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. government and agencies	$(481)	$(90)	$(391)	$—	100%
U.S. agency mortgage-backed	(674)	(165)	(509)	—	100%
State and political subdivisions	(9,235)	(1,003)	(1,534)	(6,698)	99%
Corporate and miscellaneous	(17,662)	(1,958)	(6,344)	(9,360)	66%
Foreign Government	(5)	(5)	—	—	100%
Residential mortgage-backed	(329)	(60)	(269)	—	92%
Commercial mortgage-backed	(1,565)	(1,345)	(199)	(21)	86%
Asset-backed	(2,369)	(768)	(1,225)	(376)	80%
Gross Unrealized Losses	$(32,320)	$(5,394)	$(10,471)	$(16,455)

Total number of fixed maturities	794	355	248	191

	Unrealized Losses greater than 12 months
	Gross Unrealized Losses	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. agency mortgage-backed	$(17)	$—	$(17)	$—	100%
State and political subdivisions	(2,167)	—	(517)	(1,650)	100%
Corporate and miscellaneous	(867)	—	(137)	(730)	74%
Residential mortgage-backed	(56)	(1)	(48)	(7)	88%
Commercial mortgage-backed	(104)	(10)	(94)	—	50%
Asset-backed	(1,072)	(243)	(604)	(225)	90%
Gross Unrealized Losses	$(4,283)	$(254)	$(1,417)	$(2,612)

Total number of fixed maturities	91	13	36	42

Note 3 – Policy Liabilities

Future Policy Benefits

Future policy benefits represent the reserve for direct and assumed traditional life insurance policies and annuities in payout status.

The annuities in payout status are certain structured settlement contracts. The policy liability for structured settlement contracts of $13,052 and $19,398 at September 30, 2022 and December 31, 2021, respectively, is computed as the present value of contractually specified future benefits. The amount included in the policy liability for structured settlements that are life contingent at September 30, 2022 and December 31, 2021, is $9,957 and $15,557, respectively.

To the extent that unrealized gains on fixed maturities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded. A liability of $338 and $6,403 is included as part of the liability for structured settlements with respect to this deficiency at September 30, 2022 and December 31, 2021, respectively. The offset to this liability is recorded as a reduction of the unrealized capital gains included in AOCI.

Participating life insurance in-force was 4.9% and 7.5% of the face value of total life insurance at September 30, 2022 and December 31, 2021, respectively.

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

Reinsurance recoverables are as follows:

	September 30,	December 31,
	2022	2021
Ceded future policy benefits	$169,798	$146,087
Claims and other amounts recoverables	42,265	38,044
Ending balance	$212,063	$184,131

The reconciliation of direct insurance premiums to net insurance premiums is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct	$44,740	$42,926	$131,792	$126,775
Assumed	10,838	9,524	35,512	27,639
Ceded	(31,110)	(27,518)	(93,830)	(78,752)
Net insurance premiums	$24,468	$24,932	$73,474	$75,662

The reconciliation of direct life, annuity, and health claim benefits to life, annuity, and health claim benefits as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Direct	$36,963	$36,014	$105,673	$104,726
Assumed	5,656	4,763	15,911	13,969
Ceded	(25,114)	(21,585)	(73,962)	(60,121)
Life, annuity, and health claim benefits	$17,505	$19,192	$47,622	$58,574

Net policy charges on universal life products were $44 and $46 for the three months ended September 30, 2022 and 2021, respectively and $136 and $135 for the nine months ended September 30, 2022 and 2021, respectively, and are included in other income.

At September 30, 2022 and December 31, 2021, reserves related to fixed‑rate annuity deposits assumed from a former affiliate company amounted to approximately $70,027 and $71,832, respectively, and are included with policyholder account balances in the Interim Condensed Consolidated Balance Sheets.

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

The assets and liabilities within the Closed Block are included in the Company’s consolidated financial statements on the same basis as other accounts of the Company. The maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at September 30, 2022 and December 31, 2021 is $10,697 and $10,463 of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience, respectively.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block, which is referred to as the actuarial calculation. The actuarial calculation projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the actuarial calculation as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block. The review of Closed Block experience also includes consideration of whether a policy dividend obligation should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. At September 30, 2022 and December 31, 2021, the Company recognized a policyholder dividend obligation of $9,394 and $12,669, respectively, resulting from the excess of actual cumulative earnings over the expected cumulative earnings and from accumulated net unrealized investment gains (losses) that have arisen subsequent to the establishment of the Closed Block.

Information regarding the Closed Block liabilities (assets) designated to the Closed Block is as follows:

	September 30,	December 31,
Closed Block Liabilities	2022	2021
Future policy benefits and claims	$29,888	$32,005
Policyholder account balances	6,826	6,957
Other policyholder liabilities	4,092	5,017
Policyholder dividend obligations	9,394	12,669
Other liabilities (assets)	1,825	(634)
Total Closed Block liabilities	52,025	56,014
Assets Designated to the Closed Block
Investments:
Fixed maturities - available-for-sale (amortized cost $40,575 and $38,314, respectively)	36,301	43,162
Policyholder loans	1,124	1,210
Total investments	37,425	44,372
Cash, cash equivalents and restricted cash	—	1,630
Premiums due and uncollected	2,626	2,089
Accrued investment income	432	420
Reinsurance recoverables	13,900	15,567
Deferred income tax assets, net	4,221	3,139
Total assets designated to the Closed Block	58,604	67,217
Excess of Closed Block assets over liabilities	6,579	11,203
Amounts included in accumulated other comprehensive income:
Unrealized investment gains (losses), net of income tax	(3,377)	3,830
Allocated to policyholder dividend obligations, net of income tax	—	(2,361)
Total amounts included in accumulated other comprehensive income	(3,377)	1,469
Maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities (includes excess assets of $10,697 and $10,463, respectively)	$(9,956)	$(9,734)

	September 30,	December 31,
Policyholder Dividend Obligations	2022	2021
Beginning balance	$12,669	$13,282
Impact from earnings allocable to policyholder dividend obligations	(286)	396
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	(2,989)	(1,009)
Ending balance	$9,394	$12,669

Information regarding the Closed Block revenues and expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Net insurance premiums	$329	$530	$2,357	$2,225
Net investment income	375	391	1,157	1,106
Realized gains	—	(7)	—	29
Total revenues	704	914	3,514	3,360
Benefits and expenses
Life and annuity benefits - including policyholder dividends of $498, $269, $1,102 and $892, respectively	1,072	809	3,588	3,504
Interest credited to policyholder account balances	44	44	128	130
Operating costs and expenses	(356)	(223)	(482)	(662)
Total expenses	760	630	3,234	2,972
Revenues, net of expenses before provision for income tax expense (benefit)	(56)	284	280	388
Income tax expense (benefit)	(12)	60	59	82
Revenues, net of expenses and provision for income tax expense (benefit)	$(44)	$224	$221	$306

The Company charges the Closed Block with federal income taxes and state and local premium taxes, policy maintenance costs and investment management expenses relating to the Closed Block as provided in the Closed Block Memorandum.

The following table presents the amortized cost and fair value of the Closed Block fixed maturities portfolio by contractual maturity at September 30, 2022. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
Due in one year or less	$1,700	$1,690
Due after one year through five years	6,932	6,758
Due after five years through ten years	5,130	5,024
Due after ten years	23,630	19,782
Securities not due at a single maturity date — primarily mortgage and asset- backed	3,183	3,047
Total fixed maturities	$40,575	$36,301

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

Federal Home Loan Bank of Chicago

The Company is a member of the Federal Home Loan Bank of Chicago (FHLBC). As a member, the Company is able to borrow on a collateralized basis from the FHLBC which can be used as an alternative source of liquidity. The FHLBC membership requires the Company to own member stock. At September 30, 2022 and December 31, 2021, the Company held $115 of FHLBC common stock. The Company's ability to borrow under this facility is subject to the FHLBC's discretion and requires the availability of qualifying assets. As of September 30, 2022 and December 31, 2021, the Company had not pledged any assets and there were no outstanding borrowings.

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

Recurring and Non-Recurring Fair Value Measurements

The Company’s assets that are carried at fair value on a recurring and non-recurring basis, by fair value hierarchy level, are as follows:

September 30, 2022	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$9,172	$—	$9,172
U.S. agency mortgage-backed	—	9,111	—	9,111
State and political subdivisions	—	55,011	429	55,440
Corporate and miscellaneous	2,856	121,821	27,170	151,847
Foreign government	—	125	—	125
Residential mortgage-backed	—	4,380	—	4,380
Commercial mortgage-backed	—	19,711	—	19,711
Asset-backed	—	40,473	2,954	43,427
Total fixed maturities	2,856	259,804	30,553	293,213
Total recurring assets	$2,856	$259,804	$30,553	$293,213

December 31, 2021	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$11,901	$—	$11,901
U.S. agency mortgage-backed	—	13,679	—	13,679
State and political subdivisions	—	59,972	498	60,470
Corporate and miscellaneous	2,821	156,937	24,740	184,498
Foreign government	—	414	—	414
Residential mortgage-backed	—	6,069	—	6,069
Commercial mortgage-backed	—	20,815	—	20,815
Asset-backed	—	51,699	2,838	54,537
Total fixed maturities	2,821	321,486	28,076	352,383
Total recurring assets	$2,821	$321,486	$28,076	$352,383

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

		Total gains (losses) included in:
	Balance at January 1, 2022	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at September 30, 2022
Financial Assets
Fixed maturities
State and political subdivision	$498	$—	$(69)	$—	$—	$—	$—	$429
Corporate and miscellaneous	24,740	(1)	(462)	1,086	(1,285)	124	2,968	27,170
Asset-backed	2,838	(67)	(208)	426	(1,239)	—	1,204	2,954
Total assets	$28,076	$(68)	$(739)	$1,512	$(2,524)	$124	$4,172	$30,553

		Total gains (losses) included in:
	Balance at January 1, 2021	Net Income	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2021
Financial Assets
Fixed maturities
State and political subdivisions	$521	$—	$(23)	$—	$—	$—	$—	$498
Corporate and miscellaneous	8,433	(39)	—	18,873	—	(14)	(2,513)	24,740
Asset-backed	1,301	—	(2)	1,290	—	(251)	500	2,838
Total assets	$10,255	$(39)	$(25)	$20,163	$—	$(265)	$(2,013)	$28,076

In 2022, there were 21 transfers from Level 2 to Level 3 and 3 transfers from level 3 to level 2. In 2021, there were 3 transfers from Level 3 to Level 2 and 1 transfer from level 2 to level 3. The transfers between levels is primarily due to number of broker quotes and trading activity.

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

		Estimated Fair Value
September 30, 2022	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$46,839	$—	$—	$43,114	$43,114
Policyholder loans	6,660	—	—	8,657	8,657
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$16,468	$—	$—	$14,999	$14,999
Long/short-term debt	34,782	—	—	34,259	34,259
Policyholder account balances	78,511	—	—	69,901	69,901

		Estimated Fair Value
December 31, 2021	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$47,487	$—	$—	$43,047	$43,047
Policyholder loans	6,371	—	—	8,280	8,280
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$22,680	$—	$—	$19,733	$19,733
Long/short-term debt	26,378	—	—	31,940	31,940
Policyholder account balances	80,494	—	—	86,198	86,198

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.

Mortgage Loans — Fair value was based on the discounted value of future cash flows for all first mortgage loans adjusted for specific loan risk. The discount rate was based on the rate that would be offered for similar loans at the reporting date. Fair value excludes $1,952 and $2,398 of second and mezzanine mortgages carried at cost for which fair value is not measurable at September 30, 2022 and December 31, 2021, respectively.

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

Note 8 – Long and Short-Term Debt

Beginning in the fourth quarter of 2017, Fidelity Life changed the commission structure related to Efinancial’s sale of the RAPIDecision® Life to pay annual level commissions over the life of the product instead of up-front, or first-year-only commissions. This change reduced Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business by spreading its statutory commission expenses over the life of the policy instead of incurring it all in the policy year of issue. In order to help provide liquidity for Efinancial through the receipt of larger first-year-only commissions, Fidelity Life and Efinancial entered into a financing arrangement with Hannover Life under which, on a monthly basis, Hannover Life advances to Efinancial amounts approximately equal to the first-year-only commissions on Fidelity Life RAPIDecision® Life business sold through Efinancial. In exchange, Efinancial assigns to Hannover Life its right to all future levelized commission payments on the business due from Fidelity Life, and Fidelity Life pays to Hannover Life the level commissions over the life of the contract. The 2017 arrangement was amended in 2021 and Fidelity Life was removed from any obligation under this prior arrangement. On March 31, 2022, Efinancial entered into a new commission financing arrangement and is taking new advances on this financing arrangement. Efinancial’s ability to receive advances under this arrangement will terminate when the aggregate amount advanced under the arrangement equals or exceeds $36.0 million. At September 30, 2022 and December 31, 2021, the Company had a net advance of $29,410 and $21,937, respectively, under this arrangement. At September 30, 2022, the Company expects to pay back the aggregate amounts as presented in the following table.

September 30, 2022
Due in one year or less	$6,472
Due after one year through two years	4,572
Due after two years through three years	4,245
Due after three years through four years	4,004
Due after four years through five years	3,733
Due after five years	26,858
Less discount	(15,102)
Total long/short-term debt	$34,782

Note 9 – Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income, net of taxes are as follows:

	2022			2021
	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at beginning of year	$362	$10,567	$10,929	$362	$16,239	$16,601
Third Quarter
Other comprehensive (loss) income
Unrealized holding gains from changes in the market value of securities	—	(15,424)	(15,424)	—	(2,030)	(2,030)
Impact on Policy benefit liabilities of changes in market value of securities	—	1,545	1,545	—	99	99
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	—	-	-	—	296	296
Deferred income tax benefit (expense)	—	2,915	2,915	—	343	343
Third Quarter, net	—	(10,964)	(10,964)	—	(1,292)	(1,292)

Year to Date
Other comprehensive (loss) income
Unrealized holding gains from changes in the market value of securities	—	(60,944)	(60,944)	—	(7,862)	(7,862)
Impact on Policy benefit liabilities of changes in market value of securities	—	6,065	6,065	—	1,138	1,138
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	—	2,989	2,989	—	892	892
Deferred income tax benefit (expense)	—	10,897	10,897	—	1,225	1,225
Year to Date, net	—	(40,993)	(40,993)	—	(4,607)	(4,607)

Balance at end of period	$362	$(30,426)	$(30,064)	$362	$11,632	$11,994

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

The segment results are as follows:

	Three Months Ended September 30, 2022				Three Months Ended September 30, 2021
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Net insurance premiums	$24,468	$—	$—	$24,468	$24,932	$—	$—	$24,932
Net investment income	3,927	—	199	4,126	3,312	—	65	3,377
Net (losses) gains on investments	(802)	—	(470)	(1,272)	(266)	—	140	(126)
Other-than-temporary-impairments	(298)	—	—	(298)	—	—	—	—
Earned commissions	—	11,379	(112)	11,267	—	11,739	(107)	11,632
Other income	144	1,259	—	1,403	65	2,057	—	2,122
Total revenues	27,439	12,638	(383)	39,694	28,043	13,796	98	41,937
Life, annuity, and health claim benefits	18,151	—	—	18,151	19,938	—	—	19,938
Operating costs and expenses	7,957	14,110	1,066	23,133	5,846	15,386	3,305	24,537
Amortization of deferred policy acquisition costs	4,086	—	—	4,086	3,297	—	—	3,297
Total benefits and expenses	30,194	14,110	1,066	45,370	29,081	15,386	3,305	47,772
(Loss) income before income tax	$(2,755)	$(1,472)	$(1,449)	$(5,676)	$(1,038)	$(1,590)	$(3,207)	$(5,835)

	Nine Months Ended September 30, 2022				Nine Months Ended September 30, 2021
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Net insurance premiums	$73,474	$—	$—	$73,474	$75,662	$—	$—	$75,662
Net investment income	10,982	—	408	11,390	10,071	—	170	10,241
Net gains (losses) on investments	134	—	356	490	1,958	—	729	2,687
Other-than-temporary-impairment	(401)	—	—	(401)	(3)	—	—	(3)
Earned commissions	—	33,105	(313)	32,792	—	36,027	(1,965)	34,062
Other income	419	3,773	—	4,192	202	5,289	—	5,491
Total revenues	84,608	36,878	451	121,937	87,890	41,316	(1,066)	128,140
Life, annuity, and health claim benefits	49,722	—	—	49,722	60,793	—	—	60,793
Operating costs and expenses	25,143	42,573	5,143	72,859	18,012	43,694	8,907	70,613
Amortization of deferred policy acquisition costs	13,237	—	—	13,237	10,475	—	—	10,475
Total benefits and expenses	88,102	42,573	5,143	135,818	89,280	43,694	8,907	141,881
(Loss) income before income tax	$(3,494)	$(5,695)	$(4,692)	$(13,881)	$(1,390)	$(2,378)	$(9,973)	$(13,741)

	September 30, 2022				December 31, 2021
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Investments and cash	$357,713	$633	$4,713	$363,059	$419,953	$425	$10,402	$430,780
Commissions and agent balances	5,482	27,926	—	33,408	11,919	16,770	—	28,689
Deferred policy acquisition costs	92,186	—	—	92,186	95,715	—	—	95,715
Intangible assets	—	1,635	—	1,635	—	1,635	—	1,635
Reinsurance recoverables	212,063	—	—	212,063	184,131	—	—	184,131
Deferred income tax assets (liabilities), net	12,091	—	15,413	27,504	(4,136)	—	16,836	12,700
Other	27,583	9,149	905	37,637	26,074	4,023	4,260	34,357
Total assets	$707,118	$39,343	$21,031	$767,492	$733,656	$22,853	$31,498	$788,007

All the Company’s significant revenues and long-lived assets are located in the United States, which is the Company’s country of domicile.

Note 11 –Subsequent Events

Management has evaluated subsequent events up to and including November 14, 2022, the date these Interim Condensed Consolidated Financial Statements were issued and determined there were no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2022 and 2021

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

Russia and Ukraine War

The Company believes the war in Ukraine does not have a material impact on the interim condensed consolidated financial statements of the Company at September 30, 2022.

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

Results of Operations

The major components of operating revenues, benefits and expenses and net (loss) income were as follows:

Vericity, Inc. Consolidated Results of Operations

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
Revenues	2022	2021	2022	2021
Net insurance premiums	$24,468	$24,932	$73,474	$75,662
Net investment income	4,126	3,377	11,390	10,241
Net losses (gains) on investments	(1,272)	(126)	490	2,687
Other-than-temporary-impairments	(298)	-	(401)	(3)
Earned commissions	11,267	11,632	32,792	34,062
Insurance lead sales	1,259	2,057	3,773	5,289
Other income	144	65	419	202
Total revenues	39,694	41,937	121,937	128,140
Benefits and expenses
Life, annuity, and health claim benefits	17,505	19,192	47,622	58,574
Interest credited to policyholder account balances	646	746	2,100	2,219
Operating costs and expenses	23,133	24,537	72,859	70,613
Amortization of deferred policy acquisition costs	4,086	3,297	13,237	10,475
Total benefits and expenses	45,370	47,772	135,818	141,881
(Loss) income before income taxes	(5,676)	(5,835)	(13,881)	(13,741)
Income tax (benefit) expense	(591)	(248)	(785)	(924)
Net (loss) income	$(5,085)	$(5,587)	$(13,096)	$(12,817)

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Total Revenues

For the three months ended September 30, 2022, total revenues were $39.7 million compared to $41.9 million for the three months ended September 30, 2021. This decrease of $2.2 million resulted from higher net losses on investments and lower net insurance premiums, earned commissions, and insurance lead sales, partially offset by an increase in net investment income.

Benefits and Expenses

For the three months ended September 30, 2022, total benefits and expenses were $45.4 million compared to $47.8 million for the three months ended September 30, 2021. The decrease is driven by lower claim benefits and operating expenses, partially offset by higher deferred policy acquisition costs.

(Loss) Income Before Income Taxes

For the three months ended September 30, 2022, net loss before taxes was $5.7 million compared to net loss before taxes of $5.8 million for the three months ended September 30, 2021. The decreased net loss of $0.1 million was primarily due to lower claim benefits, partially offset by higher net losses on investments, lower earned commissions, insurance lead sales and higher operating costs and expenses.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Total Revenues

For the nine months ended September 30, 2022, total revenues were $121.9 million compared to $128.1 million for the nine months ended September 30, 2021. This decrease of $6.2 million resulted from lower net insurance premiums, net gains on investments, earned commissions and insurance lead sales, partially offset by higher net investment income.

Benefits and Expenses

For the nine months ended September 30, 2022, total benefits and expenses were $135.8 million compared to $141.9 million for the nine months ended September 30, 2021. This decrease of $6.1 million was primarily due to lower claim benefits, partially offset by higher deferred policy acquisition and operating costs.

(Loss) Income Before Income Taxes

For the nine months ended September 30, 2022, net loss before taxes was $13.9 million compared to net loss before taxes of $13.7 million for the nine months ended September 30, 2021. The increased net loss of $0.2 million was primarily due to lower net insurance premiums, net gains on investments, higher operating costs and deferred policy acquisition costs, partially offset by lower claim benefits.

Consolidated Results

The following analysis reconciles the reported segment results to the Company’s total consolidated results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
(Loss) income before income tax by segment
Agency	$(1,472)	$(1,590)	$(5,695)	$(2,378)
Insurance	(2,755)	(1,038)	(3,494)	(1,390)
Corporate & Other	(1,449)	(3,207)	(4,692)	(9,973)
(Loss) income before income taxes	(5,676)	(5,835)	(13,881)	(13,741)
Income tax (benefit) expense	(591)	(248)	(785)	(924)
Net (loss) income	$(5,085)	$(5,587)	$(13,096)	$(12,817)

Agency Segment

The results of our Agency Segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Revenues
Earned commissions	$11,379	$11,739	$33,105	$36,027
Insurance lead sales	1,259	2,057	3,773	5,289
Total revenues	12,638	13,796	36,878	41,316
Expenses
Operating costs and expenses	14,110	15,386	42,573	43,694
Total expenses	14,110	15,386	42,573	43,694
(Loss) income before income taxes	$(1,472)	$(1,590)	$(5,695)	$(2,378)

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Earned Commissions

For the three months ended September 30, 2022, earned commissions were $11.4 million compared to $11.7 million for the three months ended September 30, 2021. This decrease of $0.3 million resulted from lower sales in the retail channel, which was primarily driven by a reduction in policy placement rates.

Insurance Lead Sales

For the three months ended September 30, 2022 insurance lead sales were $1.3 million compared to $2.1 million for the three months ended September 30, 2021. This decrease of $0.8 million was primarily due to lower click-through revenue.

Operating Costs and Expenses

For the three months ended September 30, 2022, operating costs and expenses were $14.1 million compared to $15.4 million for the three months ended September 30, 2021. This decrease of $1.3 million was primarily due to a decrease in variable costs.

(Loss) Income Before Income Taxes

For the three months ended September 30, 2022, the Agency Segment net loss was $1.5 million compared to net loss of $1.6 million for the three months ended September 30, 2021. This decrease in net loss of $0.1 million was the result of lower operating costs and expenses, partially offset by lower earned commissions and insurance lead sales.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Earned Commissions

For the nine months ended September 30, 2022, earned commissions were $33.1 million compared to $36.0 million for the nine months ended September 30, 2021. This decrease of $2.9 million resulted from lower sales in the retail channel, which was primarily driven by a reduction in policy placement rates.

Insurance Lead Sales

For the nine months ended September 30, 2022, insurance lead sales were $3.8 million compared to $5.3 million for the nine months ended September 30, 2021. This decrease of $1.5 million was primarily due to lower click-through revenue.

Operating Costs and Expenses

For the nine months ended September 30, 2022, operating costs and expenses were $42.6 million compared to $43.7 million for the nine months ended September 30, 2021. This decrease of $1.1 million was primarily due to ongoing investment in technology and marketing capabilities, partially offset by a decrease in variable costs.

(Loss) Income Before Income Taxes

For the nine months ended September 30, 2022, the Agency Segment net loss was $5.7 million compared to net loss of $2.4 million for the nine months ended September 30, 2021. This increase in net loss of $3.3 million was the result of lower earned commissions and insurance lead sales, partially offset by lower operating costs and expenses.

Insurance Segment

The results of our Insurance Segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Revenues
Net insurance premiums	$24,468	$24,932	$73,474	75,662
Net investment income	3,927	3,312	10,982	10,071
Net losses (gains) on investments	(802)	(266)	134	1,958
Other-than-temporary-impairments	(298)	-	(401)	(3)
Other income	144	65	419	202
Total revenues	27,439	28,043	84,608	87,890
Benefits and expenses
Life, annuity, and health claim benefits	17,505	19,216	47,622	58,574
Interest credited to policyholder account balances	646	722	2,100	2,219
Operating costs and expenses	7,957	5,846	25,143	18,012
Amortization of deferred policy acquisition costs	4,086	3,297	13,237	10,475
Total benefits and expenses	30,194	29,081	88,102	89,280
Income (loss) before income taxes	$(2,755)	$(1,038)	$(3,494)	$(1,390)

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Net Insurance Premiums

For the three months ended September 30, 2022, net insurance premiums were $24.5 million compared to $24.9 million for the three months ended September 30, 2021. The decrease of $0.4 million was primarily due to the new reinsurance agreement with Swiss Re (see discussion earlier in this Management Discussion and Analysis of Financial Condition and results of Operations) of $1.5 million and a decrease in Closed Block of $0.2 million, partially offset by a $1.5 million due to growth in our core and non-core lines of $1.2 million.

Net Investment Income

For the three months ended September 30, 2022, net investment income increased to $3.9 million compared to $3.3 million for the three months ended September 30, 2021. The $0.6 million increase was mainly due to higher reinvestment yields in the fixed maturities portfolio, partially offset by a decrease in equity securities. The equity securities portfolio was sold in 2021. For more information on net investment income, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Net Losses on Investments

For the three months ended September 30, 2022, net losses on investments was $0.8 million compared to $0.3 million for the three months ended September 30, 2021. The $0.5 million increased net loss was mainly due to losses in other invested assets and mortgage loans, partially offset by valuation changes in the equity securities portfolio. The equity securities portfolio was sold in 2021. For more information on net (losses) gains on investments, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Other-than-temporary impairments

For the three months ended September 30, 2022, other-than-temporary impairments on investments increased to $0.3 million compared to none for the three months ended September 30, 2021. The $0.3 million of other-than-temporary impairments relates to available for sale fixed maturity securities the Company intends to sell.

.Life, Annuity and Health Claim Benefits

For the three months ended September 30, 2022, life, annuity and health claim benefits were $17.6 million compared with $19.2 million for the three months ended September 30, 2021. This decrease of $1.6 million was primarily due to a decrease in claim benefits of $2.4 million which includes a reduction of $1.0 million related to the new reinsurance agreement with Swiss Re (see discussion earlier in this Management Discussion and Analysis of Financial Condition and results of Operations) and a reduction of claims related to Covid-19.

Operating Costs and Expenses

For the three months ended September 30, 2022, operating costs and expenses were $8.0 million compared to $5.8 million for the three months ended September 30, 2021. The $2.2 million increase was attributable to a decrease of $1.8 million of other operating expenses, primarily related to staff costs and depreciation expense and reinsurance allowances of $0.4 million, largely related to changes in the reinsurance agreements, primarily Swiss Re.

Amortization of Deferred Policy Acquisition Costs

For the three months ended September 30, 2022, amortization of deferred policy acquisition costs was $4.1 million compared to $3.3 million for the three months ended September 30, 2021. The increase of $0.8 million primarily related to Closed Block.

Income (Loss) Before Income Taxes

For the three months ended September 30, 2022, net loss was $2.7 million compared to net loss of $1.0 million for the three months ended September 30, 2021. This increase in net loss of $1.7 million resulted primarily from an increase in operating expenses of $2.2 million, increased amortization of deferred policy acquisition costs of $0.8 million and an increase in net losses from investments of $0.5 million and a decrease of net insurance premiums of $0.3 million, partially offset by a $1.7 million decrease in life, annuity and health claim benefits.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Net Insurance Premiums

For the nine months ended September 30, 2022, net insurance premiums were $73.5 million compared to $75.7 million for the nine months ended September 30, 2021. The decrease of $2.2 million was primarily due to a new reinsurance agreement with Swiss Re (see discussion earlier in this Management Discussion and Analysis of Financial Condition and results of Operations) which reduced net insurance premiums by $11.3 million in both our core and non-core lines of business. This was partially offset by a decrease as a $9.0 million due to growth in our Core and non-core lines and $0.1 million in Closed Block.

Net Investment Income

For the nine months ended September 30, 2022, net investment income was $11.0 million compared to $10.1 million for the nine months ended September 30, 2021. The $0.9 million increase was mainly due to higher reinvestment yields in the fixed maturities portfolio, offset by a decrease from equity securities and the mortgage loan portfolio. The equity securities portfolio was sold in 2021. For more information on net investment income, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Net Gains on Investments

For the nine months ended September 30, 2022, net gains on investments were $0.1 million compared to $2.0 million for the nine months ended September 30, 2021. The $1.9 million increase was mainly due to a reduction in sales of fixed maturities and valuation changes in both the equity securities portfolio and other invested assets. The equity securities portfolio was sold in 2021. For more information on net gains (losses) on investments, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Other-than-temporary impairments

For the nine months ended September 30, 2022, other-than-temporary impairments on investments increased to $0.4 million compared to $0.0 million for the nine months ended September 30, 2021. The $0.4 million of other-than-temporary impairments relates to available for sale fixed maturity securities the Company intends to sell.

Other Income

For the nine months ended September 30, 2022, other income increased to $0.4 million compared to $0.2 million for the nine months ended September 30, 2021. The $0.2 million increase is primarily related to licensing fee revenue from our Lifetime Benefit Term products.

Life, Annuity and Health Claim Benefits

For the nine months ended September 30, 2022, life, annuity and health claim benefits were $47.6 million compared to $58.6 million for the nine months ended September 30, 2021. This decrease of $11.0 million was primarily due to the new reinsurance agreement with Swiss Re (see discussion earlier in this Management Discussion and Analysis of Financial Condition and results of Operations) which reduced Life, annuity and health claim benefits by $9.4 million, and our core and non-core lines of business also decreased $1.6 million, primarily due to a reduction of claims related to Covid-19.

Operating Costs and Expenses

For the nine months ended September 30, 2022, operating costs and expenses were $25.1 million compared to $18.0 million for the nine months ended September 30, 2021. The $7.1 million increase was attributable, primarily to a $4.1 million increase in other operating expenses, primarily related to staff costs and depreciation expense. In addition, reinsurance allowances of $3.0 million largely related to changes in the reinsurance agreements, primarily Swiss Re decreased.

Amortization of Deferred Policy Acquisition Costs

For the nine months ended September 30, 2022, amortization of deferred policy acquisition costs was $13.2 million compared to $10.5 million for the nine months ended September 30, 2021. The increase of $2.7 million primarily relates to increases in Closed Block of $2.1 million and our core and non-core lines of $0.6 million.

Income (Loss) Before Income Taxes

For the nine months ended September 30, 2022, net loss was $3.5 million compared to net loss of $1.4 million for the nine months ended September 30, 2021. This increase in net loss of $2.1 million resulted primarily from an increase in operating expenses of $7.1 million, amortization of deferred policy acquisition costs of $2.8 million, decreased net insurance premiums of $2.2 million and a decrease in net gains (losses) from investments of $1.9 million, partially offset by $11.0 million decrease in life, annuity and health claim benefits and $0.9 million in net investment income.

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

The maximum future earnings to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at September 30, 2022 and December 31, 2021, are $10.6 million and $10.5 million, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

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

Corporate & Other Segment

The results of the Corporate & Other Segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(dollars in thousands)		(dollars in thousands)
Revenues
Net investment income	$199	$65	$408	$170
Net gains (losses) on investments	(470)	140	356	729
Earned commissions	(112)	(107)	(313)	(1,965)
Total revenues	(383)	98	451	(1,066)
Expenses
Operating costs and expenses	1,066	3,305	5,143	8,907
Total expenses	1,066	3,305	5,143	8,907
(Loss) income before income taxes	$(1,449)	$(3,207)	$(4,692)	$(9,973)

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

Net Investment Income

For the three months ended September 30, 2022, net investment income was $0.2 million compared to $0.1 million for the three months ended September 30, 2021. The slight change is a result of increased yields in the fixed maturity portfolio.

Net Gains (Losses) on Investment

For the three months ended September 30, 2022, net gains (losses) on investments were ($0.5) million compared to $0.1 million for the three months ended September 30, 2021. The gains (losses) are attributable to net asset valuation changes of other invested assets.

Operating Expenses

For the three months ended September 30, 2022, operating expenses were $1.1 million compared to $3.3 million for the three months ended September 30, 2021. The decrease of $2.2 million is primarily related to the completion of corporate wide initiatives.

(Loss) Income Before Income Taxes

For the three months ended September 30, 2022, net loss decreased to $1.5 million from $3.2 million for the three months ended September 30, 2021. The reduced loss is primarily a result of lower operating costs and expenses.

Nine Months Ended September 30, 2022 Compared to the Nine Months Ended September 30, 2021

Net Investment Income

For the nine months ended September 30, 2022, net investment income was $0.4 million compared to $0.2 million for the nine months ended September 30, 2021. The slight change is a result of increased yields in the fixed maturity portfolio.

Net Gains on Investments

For the nine months ended September 30, 2022, net gains on investments were $0.4 million compared to $0.7 million for the nine months ended September 30, 2021. This change is a result of gains from other invested assets related to net asset value changes.

Earned Commissions

For the nine months ended September 30, 2022, earned commissions were ($0.3) million compared to ($2.0) million for the nine months ended September 30, 2021. This decrease is attributable to the elimination of lower intersegment earned commissions resulting from declining intersegment sales.

Operating Expenses

For the nine months ended September 30, 2022, operating expenses were $5.1 million compared to $8.9 million for the nine months ended September 30, 2021. The decrease of $3.8 million is primarily related to the completion of corporate wide initiatives, partially offset by one-time severance activity.

(Loss) Income Before Income Taxes

For the nine months ended September 30, 2022, net loss decreased to $4.7 million from $10.0 million for the nine months ended September 30, 2021. The decreased loss is primarily a result of lower intersegment sales and lower operating costs and expenses.

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

The following table shows the distribution of the fixed maturities classified as available-for-sale by quality rating using the rating assigned by Standard & Poor’s (S&P), a nationally recognized statistical rating organization. For securities where the S&P rating is not available (not rated), the NAIC rating is used. Over the periods presented, we have maintained a consistent weighted average bond quality rating of “A.” The percentage allocation of total investment grade securities was 95.0% and 94.8% at September 30, 2022 and December 31, 2021, respectively.

	Estimated Fair Value
	September 30, 2022		December 31, 2021
	(dollars in thousands)
S&P Rating
AAA	$53,558	18.3%	$68,171	19.3%
AA	64,510	22.0%	73,535	20.9%
A	62,567	21.3%	79,603	22.6%
BBB	55,380	18.9%	69,420	19.7%
Not rated	42,589	14.5%	43,254	12.3%
Total investment grade	278,604	95.0%	333,983	94.8%
BB	6,208	2.1%	7,832	2.2%
B	3,739	1.3%	4,031	1.1%
CCC	640	0.2%	341	0.1%
D	—	0.0%	4	0.0%
Not Rated	4,022	1.4%	6,192	1.8%
Total below investment grade	14,609	5.0%	18,400	5.2%
Total	$293,213	100.0%	$352,383	100.0%

The following table sets forth the maturity profile of our fixed maturities at September 30, 2022 from December 31, 2021. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	September 30, 2022				December 31, 2021
(dollars in thousands)	Amortized Cost	%	Estimated Fair Value	%	Amortized Cost	%	Estimated Fair Value	%
Due in one year or less	$6,258	1.9%	$6,240	2.1%	$1,753	0.5%	$1,771	0.5%
Due after one year through five years	28,114	8.6%	26,975	9.2%	36,245	11.1%	38,497	10.9%
Due after five years through ten years	73,308	22.3%	67,930	23.2%	67,802	20.8%	71,435	20.3%
Due after ten years	138,049	42.0%	115,438	39.5%	127,396	39.0%	145,580	41.3%
Securities not due at a single maturity date-primarily mortgage and asset-backed securities	82,636	25.2%	76,630	26.1%	93,395	28.6%	95,100	27.0%
Total fixed maturities	$328,365	100.0%	$293,213	100.0%	$326,591	100.0%	$352,383	100.0%

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

Net Investment Income

One key measure of our net investment income is the book yield on our holdings of fixed maturities classified as available-for-sale. Fair value of these securities totaled $293.2 million and $352.4 million as of September 30, 2022 and December 31, 2021, respectively. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying investments for the period. For the nine months ended September 30, 2022 and 2021, our book yield on fixed maturities available-for-sale was 4.3% and 3.6%, respectively. See “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Interest Credited to Policyholder Account Balances

Included with the future policy benefits is the liability for contract holder deposits on deferred annuity contracts assumed through two reinsurance agreements effective in 1991 and 1992 and certain other policy funds left on deposit with the Company. The aggregate liability for deposits is as follows:

	September 30, 2022	December 31, 2021	September 30, 2022	September 30, 2021
	Ending Balance	Ending Balance	Year to Date Interest Credited	Year to Date Interest Credited
	(dollars in thousands)
Annuity contract holder deposits—assumed	$70,028	$71,832	$1,946	$2,062
Dividends left on deposit	6,826	6,957	128	130
Other	1,657	1,705	26	27
Total	$78,511	$80,494	$2,100	$2,219

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

Unrealized Holding Gains (Losses)

The Company records capital appreciation/depreciation on the available-for-sale fixed maturities. At September 30, 2022 and 2021, accumulated other comprehensive income, from mark-to-market adjustments of our available-for-sale fixed income securities, net of federal income taxes and reserves was ($41.0) million and ($4.6) million, respectively. See “Note 9 – Accumulated other comprehensive (loss) income” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

At September 30, 2022 our fixed maturity securities had an unrealized loss of $35.2 million compared to an unrealized gain of $25.8 million at December 31, 2021, resulting in an unrealized loss of $61.0 million for the nine months ended September 30, 2022. Duration measures the sensitivity of a bond’s price to changes in market yields and convexity measures a bond’s duration sensitivity to changes in market yields. The company’s unrealized loss of $61.0 million in our fixed maturities portfolio which has a duration of 7.1, convexity of 0.853, and current yield of 5.8%, is accounted for by the increase in the 10-year treasury bill yield for the first nine months of 2022 of 231 basis points, along with the widening of credit spreads over the same period of time.

Financial Position

At September 30, 2022, we had total assets of $767.5 million compared to total assets at December 31, 2021 of $788.0 million, a decrease of $20.5 million. The invested asset base decreased $58.0 million, mainly due to $60.9 million in net unrealized losses. The remainder represents net purchases and sales in the portfolio. Cash and cash equivalents decrease of $9.7 million is attributable to cash used in operating, investing and financing activities. See Cash Flows section for further discussion on changes in cash. Deferred policy acquisition costs decreased $3.5 million, primarily due to a reduction of $7.1 million driven by a change in reinsurance agreement, partially offset by deferrals on new business in excess of amortization. The above decreases were partially offset by the following:

Reinsurance recoverables increased $27.9 million as a result of a $23.7 million increase in ceded policy and claim reserves and $4.2 million related to timing of settlements of reinsured claims. Deferred income tax assets increased $14.8 million due to tax credits of $10.9 million on unrealized investment market losses and $3.9 million as a result of net loss. Commission and agent balances increased $4.7 million due to increased commission receivables in the Agency segment primarily related to levelized commission structures implemented in 2022, partially offset by a decrease in agent debit balances. Other assets increased $2.3 million, primarily due to establishment of a right-of-use asset in the amount of $1.7 million from the adoption of ASU No. 2016-02, Leases (Topic 842) and internally developed software. Accrued investment income increased $1.0 million due to timing of receipt of earnings.

At September 30, 2022, we had total liabilities of $648.7 million compared to total liabilities of $615.1 million at December 31, 2021, an increase of $33.6 million. Future policy benefits and claims increased $27.4 million, primarily due to a $35.6 million increase in Core Life and Non-Core Life lines, resulting from growth of the underlying blocks of business, partially offset by decreases in Annuities and assumed life of $6.1 million and Closed Block of $2.1 million. Debt increased $8.4 million related to an increase in net borrowing of $7.5 million and interest accrued of $0.9 million under our commission financing agreement with Hannover Life. Other liabilities increased $4.4 million, due to an operating lease liability from the adoption of ASU No. 2016-02, Leases (Topic 842) in the amount of $1.4 million, securities in transit of $1.2 million and other operating liabilities of $1.8 million. The above increases were partially offset by the following decreases: Policyholder dividend obligation related to the Closed Block decreased $3.3 million, primarily related to changes in accumulated net unrealized investment gains of $3.0 million. Other policyholder liabilities decreased $2.4 million due to a decrease in claim reserves and Policyholder account balances decreased $2.0 million largely due to annuity payments.

At September 30, 2022, total equity decreased to $118.8 million from $172.9 million at December 31, 2021. This decrease in equity of $54.1 million was attributable to decreases in other comprehensive loss of $41.0 million related to market declines in fixed maturities net of tax and in retained earnings of $13.1 million due to net loss.

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

Under our commission financing arrangement with Hannover Life, Fidelity Life is able to pay level annual commissions instead of first year only commissions to Efinancial for sales of RAPIDecision® Life policies and Hannover Life advances to Efinancial amounts approximately equal to first year only commissions for sales of those policies. This arrangement reduces Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business while helping to provide liquidity for Efinancial through the receipt of larger first year only commissions. In the first quarter of 2021, the Company ceased new advances on this financing arrangement. On March 31, 2022, Efinancial entered into a new commission financing arrangement and is taking new advances on this financing arrangement. As of September 30, 2022 and December 31, 2021, we had net advances of $29.4 million and $21.9 million, respectively, under this arrangement.

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

Cash Flows

For the nine months ended September 30, 2022, the Company had a net decrease in cash of $9.7 million compared to a net decrease of $15.5 million for the nine months ended September 30, 2021.

The current year decrease in cash flows from operating activities is primarily due to timing related to reinsurance recoverables and a decrease in other policyholder liabilities.

Cash flows from investing activities mainly includes our fixed maturities, mortgage loans, and equity holdings. Period to period, the cash flows associated with the changes in these portfolios will vary between cash sources and cash uses depending on the need for cash or the excess of cash from operating activities, as well as portfolio trading due to investment market conditions. In the first nine months of 2022 cash of $6.1 million was used by investing activities and includes $4.2 million of capitalized software and $2.0 million of investment purchases net of sales and maturities.

Cash flows from financing activities increased $3.5 million which includes $7.4 million, net proceeds from our commission financing program, partially offset by $3.9 million in cash withdrawals, net of deposits, by contract holders of annuities that were primarily written in the late 1980s.

The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021
	(dollars in thousands)
Consolidated Summary of Cash Flows
Net cash (used) provided by operating activities	$(7,094)	$1,265
Net cash (used) provided by investing activities	(6,128)	(7,688)
Net cash provided (used) by financing activities	3,526	(9,107)
Net (decrease) increase in cash, cash equivalents and restricted cash	$(9,696)	$(15,530)

Recent Accounting Pronouncements

All applicable adopted accounting pronouncements have been reflected in our Interim Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2022. See “Note 1 – Summary of Significant Accounting Policies” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Vericity, Inc.

Date: November 14, 2022	By:	/s/ Chris S. Kim
Chris S. Kim
Executive Vice President, Chief Financial Officer and Treasurer