Form 10-K
period 2022-12-31
Vericity, Inc.
filed 2023-03-31
CIK 1575434

t

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38945

VERICITY, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	46-2348863
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1350 E Touhy Avenue, Suite 205W, Des Plaines, Illinois	60018
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 288-0073

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $0.001 per share	VERY	NASDAQ Capital Market

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the offering price and number of shares sold in the Registrant’s initial public offering on August 7, 2019, was $18,411,600.

The number of shares of Registrant’s Common Stock outstanding as of March 30, 2023 was 14,875,000.

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

We conduct our business through our two operating subsidiaries, Fidelity Life Association, an Illinois-domiciled life insurance company chartered in 1896 (“Fidelity Life”), and Efinancial, LLC, a call center-based insurance agency (“Efinancial”). Fidelity Life distributes life insurance products through Efinancial and other unaffiliated agents and is licensed in the District of Columbia and every state except New York and Wyoming. A.M. Best has assigned an “A-” (Excellent) rating to Fidelity Life, which is the fourth highest out of fifteen ratings. Fidelity Life is located in Des Plaines, Illinois.

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

Efinancial markets life products for Fidelity Life and other unaffiliated insurance companies. Efinancial’s primary operations are conducted through employee agents from physical call centers and remote locations which we refer to as our retail channel, and through independent agents and other marketing organizations, which we refer to as our wholesale channel. Efinancial’s principal office is located in Bellevue, Washington.

We believe our unique products and ability to unconditionally issue policies either during or within 24 to 48 hours of the initial call differentiates us from our competitors. Leveraging our patented RAPIDecision® sales and underwriting processes, we can sell a life insurance policy to a consumer before medical underwriting is complete. We are able to complete an initial underwriting process for most of our life insurance applicants either during or shortly after the initial call, and if not, within 24 to 48 hours after that initial call. For the year ended December 31, 2022, approximately 90% of our policy applications processed through our RAPIDecision® underwriting process received an underwriting disposition on or shortly after the initial sales call. Approximately one-half of the remaining applications received final underwriting decisions within the next 24 to 48 hours.

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

For the years ended December 31, 2022 and 2021, we had total consolidated revenue of $163.9 million and $176.6 million, net life premium revenue of $100.1 million and $108.0 million, and a net loss of $20.5 million and $16.7 million, respectively. As of December 31, 2022, we had total assets of $770.1 million and equity of $111.3 million.

Our Approach

Our business model is predicated upon gaining cost effective access to the Middle Market, engaging consumers in our sales process for life insurance with products that have higher placement rates than traditional fully underwritten term life insurance in a call center environment, and issuing those products quickly. We require access to a large quantity of quality sales leads to keep our retail call center agents productive. Currently, we acquire about half of our sales leads from third-party vendors. We supplement that lead flow with leads from affinity partner relationships and leads we generate ourselves. More significantly, we are rapidly increasing our own lead generation capabilities and growing our affinity business with non-life insurance partners that provide their customers or prospects as leads, and we market and sell life insurance products to those leads.

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

Agency Segment

Overview

The Agency Segment consists of the operations of Efinancial. Efinancial is a call center and remote employee based insurance agency that markets life insurance for Fidelity Life and unaffiliated insurance companies. Efinancial’s primary operations are conducted through employee agents who may be located remotely or within one of our three call center locations, all located within the United States, which we refer to as our retail channel. In addition, Efinancial operates as a wholesale agency, assisting independent agents that seek to produce business for the carriers that Efinancial represents, which we refer to as our wholesale channel.

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

Our Employee Agents

In each of our retail call center facilities, our employee agents, or call center insurance agents, conduct outbound telephone sales using insurance sales leads obtained from sales lead vendors or generated by our own marketing efforts or through our affinity partner relationships. To a much lesser extent, the call center insurance agents also handle inbound telephone and web-based inquiries directly from consumers. Our Applicant and Prospect System provides a structured environment in which our call center insurance agents are able to efficiently handle both in-bound and out-bound sales traffic.

Efinancial is reliant on a capable and well-trained sales force of insurance agents to effectively operate its call center platform. It is therefore important for Efinancial’s business to attract, retain and develop its insurance agents. Efinancial primarily recruits individuals with little or no prior experience in the insurance industry. We seek to develop a career path for our recruits by providing a comprehensive training program designed to assist new recruits in becoming licensed agents and achieving success with call center marketing. In a process that typically takes between six to eighteen weeks, a new hire will receive training, learn to develop leads and work towards receiving the required insurance sales licenses. Following licensure and promotion to retail call center agent, a new agent is placed on the physical or virtual sales floor, where monitoring and coaching continue. As an agent develops sales experience, the level of supervision of that agent decreases and the agent is able to handle more sophisticated sales opportunities.

For the years ended December 31, 2022 and December 31, 2021, Efinancial’s retail call centers generated a total of $41.0 million and $44.6 million, respectively, in commission revenues, of which $28.9 million and $34.1 million, respectively, were generated from sales of Fidelity Life products.

Our Independent Agents

Efinancial has developed capabilities that allow us to expand sales operations beyond the call center insurance agents traditionally associated with a direct sales operation. Efinancial also operates as a wholesale agency and recruits independent agents to market insurance products using Efinancial’s platform. Through our wholesale channel, we subcontract with our independent agents to sell through Efinancial’s contracts with its insurance carriers. Efinancial offers services to these independent agents, including access to our ALISS® technology, marketing platform, case management services, insurance sales leads and sales education. Efinancial earns a portion of the commission revenue on independent agent sales. For the years ended December 31, 2022 and December 31, 2021, Efinancial generated $2.4 million and $2.0 million, respectively, in revenue from our affiliation with our independent agents.

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

For the years ended December 31, 2022 and December 31, 2021, Efinancial generated $14.2 million and $12.4 million, respectively, in total commission revenue from agency contracts with unaffiliated life insurance carriers.

The following tables show our total earned commissions for our retail and wholesale channels:

Retail Channel:

	For the Years Ended December 31,
(dollars in thousands)	2022	2021
Carrier
Fidelity Life Association	$28,889	$34,054
Affinity partners	2,792	3,141
All other carriers	9,298	7,412
Total eSales Earned Commissions	$40,979	$44,607

Wholesale Channel:

	For the Years Ended December 31,
(dollars in thousands)	2022	2021
Carrier
Fidelity Life Association	$5	$17
All other carriers	2,713	2,283
Total earned commissions	2,718	2,300
Wholesale commission expense	635	452
Net earned wholesale commissions	$2,083	$1,848

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

Our Technology Platforms

Applicant and Prospect System

Our Applicant and Prospect System (APS) is a technology ecosystem that uses a combination of proprietary software and Software-As-A-Service (SaaS) third party vendors to operate our retail call centers. Our proprietary software application suite manages lead management, call scripting, quoting, insurance policy applications, and product information. Our technology ecosystem includes Salesforce Sales Cloud, a best in breed consumer management system that supports robust automation engines as well as layered data protection. Additionally, our environment is integrated with a third-party telephony system to prioritize and distribute calls to sales personnel. This full technology solution includes logic that makes allocations to specific call center insurance agents based on factors such as availability, complexity of sales leads, state licensing requirements, source of the sales lead and other factors, in an effort to enhance the productivity and effectiveness of our retail call centers.

ALISS®

Our independent agents continue to use our patented Automated Life Insurance Sales System, or ALISS®, as a service remotely from their locations. ALISS® is made up of several functional models that provide much of the same functionality as the Applicant and Prospect System, including consumer relationship management. We believe that ALISS® provides a comprehensive package of operational features that help our distributors increase their productivity and grow their businesses.

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

As a result of our business model, Efinancial’s marketing expenses are a significant part of our total cost of doing business. To reduce our customer acquisition costs, we contract with third-party marketers who contact consumers, some of whom will click through to one of eCoverage’s landing pages. In addition to becoming an Efinancial lead, the consumer may also “click” on an ad to receive a quote from a third-party carrier. If the consumer clicks on an insurance option sponsored by another company, we generate insurance lead sales revenue from that click. We are also able to generate insurance lead sales revenue through the sale of information regarding leads sourced through the eCoverage landing pages. For the years ended December 31, 2022 and December 31, 2021 we generated $4.9 million and $6.3 million from insurance lead sales revenues, respectively. Additionally, we seek to sell a policy to that lead through our call center.

For a description of the marketing of policies written by Fidelity Life, see “Business—Insurance Segment—Distribution.”

Competition

Efinancial competes for access to talented sales representatives and for quality sales prospects or leads. Much of the competition for talent involves agent recruitment. Efinancial’s competitors include SelectQuote, AIG Direct, and Health I.Q., among others. Some competitors in the direct distribution call center industry have made much larger investments or have greater resources to hire insurance agents and develop new technologies. Also, agents choose to work through agencies based on a number of factors including marketing service and support, technology tools, the insurance company that the agency represents, sales commission structure, and the number and quality of sales leads. However, Efinancial believes that its innovative sales processes and the Fidelity Life quick-issue products it sells, combined with our ability to customize our product offering based on a customer’s ability to pay through our distribution platform, position Efinancial to successfully compete and continue to grow in the Middle Market.

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

The following table sets forth the net premium revenues by business line for Fidelity Life’s Insurance Segment for the years ended December 31, 2022 and December 31, 2021:

	For the Twelve Months Ended December 31,
	2022	2021
(dollars in thousands)
Net Insurance Premium
Core Life	$69,002	$70,338
Non-Core Life	27,934	34,507
Closed Block	3,073	3,039
Annuities and Assumed Life	66	74
Total	$100,075	$107,958

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

RAPIDecisionLifeOne®. This product is a one-year term product designed to be a quick sale, with a focus on younger issue ages (20-45). Underwriting utilizes the RAPIDecision® underwriting process.

LifeTime Benefit Term. LifeTime Benefit Term is our patented voluntary worksite product offering. Voluntary worksite policies like LifeTime Benefit Term are provided to employer and other groups for sales to their employees, participants and members. LifeTime Benefit Term insurance is sold on a group policy basis by offering future paid up coverage additions after the policy has been in-force for a certain number of years. LifeTime Benefit Term coverage can be kept by the individual after they leave employment with the group. We have been issued a patent for one variation of the LifeTime Benefit Term product. We largely ceased writing this business directly in 2014 and have entered into a licensing agreement and reinsurance agreement under which we license the product to Combined Insurance Company of America (“Combined Insurance”) and assume 50% of the business written. The most current licensing agreement provides Combined Insurance with a non-exclusive license to market the LifeTime Benefit Term product. The reinsurance agreement has been terminated as of December 31, 2021 as to new policies or certificates of insurance written on or after January 1, 2022. A revised licensing agreement was entered into in early 2022 which provides a fee to Fidelity Life allowing Combined Insurance to use our patented product. The fee in 2022, reported in Other income was $373 thousand. Fidelity Life continues to manage the direct in-force block of LifeTime Benefit Term policies that are now in run-off.

RAPIDecision® Final Expense. Our RAPIDecision® Final Expense product is targeted toward individuals aged 50-85 and provides permanent whole life coverage for amounts ranging from $5,000 to $35,000. These policies are designed to help in lessening the burden of covering final expenses, such as medical costs, funeral costs, and credit card debt. Like RAPIDecision® Life, RAPIDecision®Final Expense does not require a medical examination, but instead approval is determined based upon answers to various health questions and database results. There is a related graded death benefit Final Expense product for poorer underwriting risks.

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

Distribution

For the years ended December 31, 2022 and 2021, the breakdown of sales of annualized premiums for new in-force policies by distribution channel were as follows:

	For the Years Ended December 31,
	2022	2021
(dollars in thousands)
Efinancial	$8,492	$6,667
AmeriLife	29,708	34,671
Independent Sales Distributors	29	84
Worksite Producers	—	29,818
Total	$38,229	$71,240

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

Consistent with our business strategy and our view of the needs of our customers, we do not perform medical underwriting in the traditional way prior to the issuance of a policy. Traditionally, in our industry, the life insurance underwriting process takes place prior to policy issuance and involves a paramedical examination, blood and urine testing and other tests designed to assess the underwriting risk and the lowest premium appropriate for the level of risk involved. Such traditional underwriting delays policy issuance after an application is submitted by several weeks. This delay makes it difficult to achieve acceptable placement ratios in call center sales, leading to lost sales and unrecovered costs. In contrast, our primary underwriting process is designed to support the quick issuance of policies. We therefore do not typically require an initial paramedical exam. By not requiring this exam or postponing it until after policy issuance, we are able to issue coverage far more quickly, although without access to up front medical data that is standard in industry underwriting practices. This means that our insurance products generally are issued at lower face amounts and a relatively higher price per dollar of coverage as compared to medically underwritten products. If medical underwriting is completed after the initial sale of a RAPIDecision® Life policy, the policy benefits may be improved based on the underwriting results to increase the proportion of all-cause term life insurance coverage, typically with no increase in premium.

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

IT Applications

Fidelity Life’s business, including the marketing, sales and administration of its insurance products, relies on its technology infrastructure. Our technology infrastructure incorporates both proprietary and commercially available elements, including the following:

•
Fidelity Life Association Sales Handler (FLASH). Fidelity Life has developed FLASH, a modular technology platform that interfaces with our other key systems including Salesforce, our third-party data and service providers, and our reinsurer’s automated underwriting engine. FLASH allows an agent to collect the information necessary to complete an application for insurance and obtain underwriting decision while on the telephone with an applicant. In addition, FLASH is the technology platform that powers our direct-to-consumer digital sales efforts.
•
New Business Exchange (NBX). Fidelity Life’s business processes are managed through NBX, a proprietary system developed by Fidelity Life. The NBX system catalogues all of the data gathered in the sales process and relevant to the insurance application process, and permits Fidelity Life employees to electronically access information used for underwriting maintained by third-party database providers.
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

Our current reinsurance arrangements open for new business are with Hannover Life Reassurance Company of America (“Hannover Life”) and Swiss Re Life & Health America Inc. (“Swiss Re”). The following is a brief summary of the reinsurance agreements relating to these arrangements:

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

Swiss Re.— Accidental Death Benefit. Under our agreement with Swiss Re, we cede to Swiss Re 90% of our claims liability, subject to certain per life limits, under our accidental death benefit policies and riders on a coinsurance basis. Reinsurance premiums are determined according to the amount reinsured with Swiss Re per policy or rider. Swiss Re has the right to modify the reinsurance premium rates upon 90 days written notice to us. If we do not accept such modified reinsurance premium rates and we are unable to agree upon a revised rate structure within 60 days of Swiss Re’s original notice, then the reinsurance premium rates then in effect continue unchanged. However, Swiss Re may, upon 30 days written notice to us, terminate the reinsurance on any policy or rider for which we have not accepted Swiss Re’s modified reinsurance premium rate. This agreement does not have a fixed term. Either party may terminate the agreement with respect to future business with 90 days written notice to the other party. In the first quarter 2022, Fidelity Life entered into a reinsurance contract with Swiss Re Life & Health America Inc. This new treaty is in addition to existing coinsurance agreements on policies issued through and including December 31, 2020. The impact of this transaction to our segment results included an initial ceded premium of $2.6 million based on the statutory reserves at January 1, 2022. The impact to pre-tax income is nominal, however various income statement lines are impacted.

Swiss Re.—Final Expense. Under a separate agreement with Swiss Re, we cede to Swiss Re on a coinsurance basis 40% of our claims liability, subject to certain per life limits, under our final expense level death benefit and final expense graded benefit policies. This agreement does not have a fixed term. Either party may terminate the agreement with respect to future business with 60 days written notice to the other party. In the first quarter 2022, Fidelity Life entered into a reinsurance contract with Swiss Re Life & Health America Inc. This new treaty is in addition to existing coinsurance agreements on Final Expense Level Death Benefit policies issued through and including December 31, 2020. The impact of this transaction to our segment results included an initial ceded premium of $3.9 million based on the statutory reserves at January 1, 2022. The impact to pre-tax income is nominal, however various income statement lines are impacted.

Swiss Re.—InstaTerm. The Company cedes to Swiss Re, on a coinsurance basis 33.3% of our claims liability, subject to certain per life limits, under InstaTerm term life insurance product. Either party may terminate the agreement with respect to future business with 90 days written notice to the other party.

Swiss Re.—RapidDecission LifeOne®. The Company cedes to Swiss Re, on a coinsurance basis 80% of our claims liability, subject to certain per life limits, under RAPIDecision LifeOne® term life insurance product. Either party may terminate the agreement with respect to future business with 90 days written notice to the other party.

RGA Reinsurance Company —Final Expense Under an agreement with RGA Reinsurance Company we cede to RGA on a coinsurance basis 40% of our claims liability, subject to certain per life limits, under our final expense level death benefit and final expense graded benefit policies. This agreement does not have a fixed term. Either party may terminate the agreement with respect to future business with 60 days written notice to the other party.

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

We had reinsurance recoverables of $214.9 million and $184.1 million as of December 31, 2022 and December 31, 2021, respectively. The following table sets forth our five largest reinsurers based on reinsurance recoverables as of December 31, 2022 and December 31, 2021, and the A.M. Best ratings of those reinsurers as of December 31, 2022:

	As of December 31, 2022				As of December 31, 2021
	Ceded	Claims and		2022	Ceded	Claims and
	Future	Other	Total	A.M.	Future	Other	Total
	Policy	Amounts	Reinsurance	Best’s	Policy	Amounts	Reinsurance
	Benefits	Recoverable	Recoverables	Rating	Benefits	Recoverable	Recoverables
(dollars in thousands)
Reinsurer
Hannover Life	$80,792	$12,431	$93,223	A+	$74,822	$11,440	$86,262
Swiss Re	63,182	21,560	84,742	A+	43,685	17,504	61,189
Combined Insurance	16,064	2,189	18,253	A+	14,668	3,841	18,509
RGA Reinsurance Company	5,535	788	6,323	A+	3,065	528	3,593
Canada Life Assurance Company	2,056	416	2,472	A+	2,201	465	2,666
Other (12 Reinsurers)	6,275	3,574	9,849		7,646	4,266	11,912
Total	$173,904	$40,958	$214,862		$146,087	$38,044	$184,131

Core Life. The overall relationship of ceded premium to direct premiums increased in 2022 due to the mix of business and related retention rates. For the Core Life business line, the amount of death benefit reinsured by Fidelity Life varies by insurance product, with some products having no reinsurance and others have 80% or 90% of the death benefit is reinsured, all of which is subject to the $300,000 limit. For the Closed Block and the annuities and assumed life business lines, the percent of death benefit reinsured is higher, on average, than the average for the insurance products currently being sold in the Core Life line of business. The following table shows the different relationship of reinsurance premiums ceded to total direct and assumed premiums for each of these business lines for the years ended December 31, 2022 and December 31, 2021.

	As of December 31, 2022					As of December 31, 2021
	Core Life	Non-Core Life	Closed Block	Annuities and Assumed Life	Total	Core Life	Non-Core Life	Closed Block	Annuities and Assumed Life	Total
(dollars in thousands)
Ratios:
Direct and Assumed Premium	$150,030	$61,867	$7,881	$460	$220,238	$137,788	$62,569	$10,336	$452	$211,145
Ceded Premium	$81,028	$33,933	$4,808	$394	$120,163	$67,450	$28,062	$7,297	$378	$103,187
Ceded % of Total Direct and Assumed Premiums	54.0%	54.8%	61.0%	85.7%	54.6%	49.0%	44.8%	70.6%	83.6%	48.9%

The period-to-period comparison of the ceded to direct and assumed premiums shows the total ceding percentage in our Core Life increasing, as the percentage of the total increased due to changes in reinsurance contracts.

Non-Core Life. Non-Core life follows the same reinsurance guidelines and procedures as Core Life, as discussed above.

Closed Block. In October 2006, Fidelity Life established a Closed Block consisting of all of the outstanding participating policies issued or assumed by Fidelity Life. We call this arrangement the Closed Block. We operate the Closed Block in accordance with a Closed Block memorandum that we entered into in connection with our 2007 reorganization as a mutual holding company. The purpose of the Closed Block is to provide reasonable assurance to the participating policyholders that sufficient assets will be available to provide for the continuation of policy benefits and experience-based dividends for these participating policies. Most of the participating policies in the Closed Block were sold on the basis of “no dividends expected” and, accordingly, such policies had never received an experience-based dividend prior to 2022. In 2022, dividends on these “no dividends expected” policies began to be paid, and dividends will be paid in future years if experience warrants. The payment of any dividends is not guaranteed based on the results of a specific block or group of participating policies. The declaration of any dividend is subject to the discretion of the Board of Directors of Fidelity Life, and dividends are not payable until declared. No new dividend-paying or participating policies have been issued by Fidelity Life since our reorganization in 2007.

The Closed Block was funded on October 1, 2006 with cash flow producing assets that together with anticipated revenues from the Closed Block policies were expected to be sufficient to support the Closed Block, including payment of claims, expenses, and taxes and to provide for continuation of dividends, to the extent experience allowed, for the life of the policies. Dividend scales were changed in 2022 due to past and expected future experience. It is possible that past experience and expectations of future experience may lead to further changes in dividend scales. If the future experience is such that the assets of the Closed Block are not sufficient to pay the claims and expenses guaranteed under the policies, then Fidelity Life would be required to make such payments from its general funds. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K for further discussion regarding the Closed Block.

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

Fidelity has an active reinsurance agreement with Hannover Life Reassurance Company of America (Bermuda) Ltd. (Hannover Bermuda) under which Fidelity Life assumes a portion of risks on certain life contracts originally issued by Fidelity Life and ceded to Hannover Life Reassurance Company of America. In addition, we license our LifeTime Benefit Term product to Combined Insurance Company of America (Combined Insurance) and for certificates issued prior to January 1, 2022 we reinsured 50% of the business written by Combined Insurance on that product.

The following table sets forth Fidelity Life’s assumed reinsurance liabilities as of December 31, 2022 and December 31, 2021:

	As of December 31, 2022				As of December 31, 2021
	Future Policy Benefits	Contract Holder Account Balances	Other Policyholder Liabilities	Total Assumed Liabilities	Future Policy Benefits	Contract Holder Account Balances	Other Policyholder Liabilities	Total Assumed Liabilities
(dollars in thousands)
Reinsurer
Hannover Bermuda	$(1,441)	$—	$9	$(1,432)	$(1,481)	$—	$10	$(1,471)
Protective Life Insurance Company	1,507	—	4	1,511	1,440	—	4	1,444
Zurich American Life Insurance Company	—	69,070	—	69,070	—	71,832	—	71,832
Combined Insurance Company of America	60,910	—	1,776	62,686	47,779	—	3,231	51,010
Total	$60,976	$69,070	$1,789	$131,835	$47,738	$71,832	$3,245	$122,815

Corporate & Other Segment

The results of this segment consist of net investment income and net gains (losses) on investments earned on invested assets. We also include certain corporate expenses that are not allocated to our other segments, including public company costs and other expenses of Vericity, Inc., board expenses, allocation of executive management time spent on corporate matters, and financial reporting and auditing costs related to our consolidation and internal controls. Our Corporate & Other Segment recognizes income (loss) to the extent that net investment income and net gains (losses) on investments exceed (are less than) corporate expenses.

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

Efinancial currently has trade name protection for certain of its key internet domains, including Efinancial.com, termfinder.com, eCoverage.com, and netcoverage.com. Efinancial has also been granted two U.S. patents for its ALISS® agency management system. The patents include tracking and management of leads from purchase through the sales cycle. Real-time modeling is applied to lead sourcing, user identification, purchase intent and identification of the product a customer is most likely to purchase.

We have been granted four U.S. patents related to the RAPIDecision® Life product and its supporting sales and underwriting technology and processes and a separate patent directed to the LifeTime Benefit Term product. We continue to seek additional patent protections for our RAPIDecision® Life product. We may be unable to adequately protect our intellectual property rights or avoid infringing the intellectual property rights of third parties, and the intellectual property rights we have may not be a meaningful barrier to competition.

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

The Bellevue, Des Plaines, and Tempe call centers are connected via high-speed connection to TierPoint and each other. The data and files hosted on the two TierPoint data centers are automatically backed up and duplicated to the other data center nightly and weekly.

Efinancial maintains a Disaster Recovery Plan under the Enterprise Disaster Recovery Plan umbrella.

Cybersecurity

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

Investments

We had total cash and investment assets of $363.6 million as of December 31, 2022. All invested assets are managed pursuant to an investment plan developed by our executive management team and approved by and reviewed annually with the investment committee of our Board of Directors. All changes to the investment plan are approved by the investment committee.

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

Employees & Human Capital

As of December 31, 2022, Fidelity Life had 137 employees and Efinancial had 280 employees. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good. Our core values of Putting People First, Operating with Excellence, being Passionate Team Players and Making a Positive Difference help our employees maintain a connected culture of working together to help middle America get access to affordable life insurance products and solutions. We are also committed to helping build a diverse and well rounded employee base where we focus on a stair step approach to maintaining equity, fostering inclusion which ultimately leads to the diversity of people, thoughts and ideas we want to hear and see in all of our employees. We view our employees as part of our overall competitive advantage and the key to a successful future. We monitor competitor, industry and overall economic trends in order to ensure we maintain competitive compensation and comprehensive benefits to attract and retain our talent. We also provide training, education and other development opportunities to ensure our employees can grow and achieve their goals.

Environmental, Social, and Governance

As a publicly traded holding company for a US domiciled life insurance product manufacturer and insurance agency, our primary Environmental, Social and Governance (ESG) focus tends to lean toward the social responsibility aspects of ESG. We comply in all material respects with insurance, SEC, NASDAQ and other legal, regulatory or exchange governance requirements. Additionally as we do not manufacture industrial or waste dependent products, do not have a large industrial or commercial real estate footprint and conduct limited travel overall, the environmental impacts of the Company itself are small. We do discuss ESG principles with our third-party investment advisory firm and we monitor the potential impacts of climate change or other environmental considerations as they relate to our ability accurately underwrite our insurance policies. As a provider of a product that is especially important to those who would suffer a great deal of financial hardship due to the death of a loved one, our entire business is focused on social responsibility and providing assistance to people when they may need it the most. As to our employees, as discussed elsewhere in this document we are committed to helping build a diverse and well rounded employee base where we focus on a stair step approach where we work toward maintaining equity, foster inclusion which in turn ultimately leads to a more diverse group of people, thoughts and ideas. We believe that by serving our Middle Market consumers, engaging our diverse and multi-state workforce and ensuring we are offering products and services that help maintain financial security we make a large impact from a social responsibility perspective. We closely follow ESG activities, proposed laws, rules and regulations and we have not currently seen impacts that would cause us to change or further enhance our risk factors as it relates to ESG.

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

As a result of no shareholder dividends in 2022, Fidelity Life’s remaining ordinary dividend capacity on December 31, 2022 was $9.8 million. In connection with the approval of the Conversion by the Director, we agreed, for a period of twenty-four months following the completion of the Conversion, to (i) seek the prior approval of the Illinois Department of Insurance for any declaration of an ordinary dividend by Fidelity Life, and (ii) either maintain $20 million of the proceeds of the offering at Vericity, Inc. or use all or a portion of that $20 million to fund our operations. To date we have not requested any such dividend and the 24 month prior approval for ordinary dividends expired in August of 2021.

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

Policy and Contract Reserve Sufficiency

Fidelity Life is required under Illinois law to conduct annual analyses of the sufficiency of its life insurance and annuity statutory reserves. In addition, other states in which Fidelity Life is licensed may have certain reserve requirements that differ from those of Illinois. In each case, a qualified actuary must submit an opinion each year that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the affected insurer must set up additional reserves by moving funds from surplus. Fidelity Life submitted these opinions without qualification as of December 31, 2022 to applicable insurance regulatory authorities.

Risk-Based Capital (RBC) Requirements

The NAIC has established a standard for assessing the solvency of insurance companies using a formula for determining each insurer’s RBC. The RBC model act provides that life insurance companies must submit an annual RBC report to state regulators reporting their RBC based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. Companies that do not maintain total adjusted risk-based capital in excess of 200% of the company’s authorized control level RBC may be required to take specific actions at the direction of state insurance regulators. Fidelity Life’s total adjusted capital at December 31, 2022 was well in excess of 200% of its authorized control level. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk-Based Capital.”

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

The NAIC also has established a set of 12 financial ratios to assess the financial strength of insurance companies. The key financial ratios of the NAIC’s Insurance Regulatory Information System, or IRIS, which were developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators’ resources. IRIS identifies these key financial ratios and specifies a range of “unusual values” for each ratio. The NAIC suggests that insurance companies that fall outside the “usual” range in four or more financial ratios are those most likely to require analysis by state regulators. However, according to the NAIC, it may not be unusual for a financially sound company to have several ratios outside the “usual” range. For the year ended December 31, 2022, Fidelity Life was within the “usual” range for all ratios.

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

Item 1B. Unresolved Staff Comments.

None

Item 2. Properties.

We operate from three locations that are leased from unaffiliated parties. Vericity, Inc. and Fidelity Life are headquartered in Des Plaines, Illinois at 1350 E. Touhy Avenue, Suite 205W. Efinancial is headquartered in Bellevue, Washington at 1203 114th Avenue, Southeast. Efinancial has a call center in Des Plaines, Bellevue and Tempe, Arizona. In total, the three locations can house in excess of 200 employees. During the COVID pandemic we began transitioning most employee roles to remote capable roles. Today we operate as a remote first workforce and our locations supplement those remote capabilities to provide hybrid work location alternatives for our employees.

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

Since we are a holding company, our ability to pay cash dividends depends in large measure on our subsidiaries' ability to make distributions of cash or property to us. Illinois insurance laws restrict the amount of distributions Fidelity Life can pay to us without the approval of the Director. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 to our audited consolidated financial statements, which are incorporated by reference in this Item 5. In connection with the approval of the Conversion by the Director, we agreed, for a period of twenty-four months following the completion of the Conversion, to (i) seek the prior approval of the Illinois Department of Insurance for any declaration of an ordinary dividend by Fidelity Life, and (ii) either maintain $20 million of the proceeds of the IPO at Vericity, Inc. or use all or a portion of that $20 million to fund our operations. While this time period has now expired, Fidelity Life did not request approval or declare a dividend during that time period.

As of March 28, 2023, the Company had 905 shareholders of record of common stock.

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
•
Vericity, Inc. used and continues to use the proceeds for general corporate purposes, including paying holding company expenses and the special one-time distribution to stockholders referenced in “Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities” in the Form 10-K for the year ended December 31, 2019.
•
Additionally, pursuant to an agreement with the Illinois Department of Insurance, at least $20 million of the proceeds of the offering will be used to fund the operations of Vericity, Inc.’s various subsidiaries. This terms of this agreement were met and funds were used consistent with this agreement.

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

Russia and Ukraine War

The Company believes the war in Ukraine does not have a material impact on the condensed consolidated financial statements of the Company at December 31, 2022.

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

Agency Segment

This segment primarily consists of the operations of Efinancial. Efinancial is a physical call center and remote employee based insurance agency that markets life insurance for Fidelity Life and unaffiliated insurance companies. Efinancial’s primary operations are conducted through employee agents from three call center locations, which we refer to as our retail channel. In addition, Efinancial operates as a wholesale agency, assisting independent agents that desire to work for the carriers that Efinancial represents, which we refer to as our wholesale channel. Efinancial also generates insurance lead sales revenue through its eCoverage web presence. For the years ended December 31, 2022 and December 31, 2021, our Agency Segment revenue earned 86% and 85% through the retail channel, 5% and 3% through the wholesale channel, and 9% and 12% through insurance lead sales revenue, respectively.

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

Agency Segment expenses consist of marketing costs to acquire potential customers, salary and bonuses paid to our employee agents, salary and other costs of employees involved in managing the underwriting process for our insurance applications, sales management, agent licensing, training and compliance costs. Other Agency Segment expenses include costs associated with financial and administrative employees, facilities rent, and information technology. After payroll, the most significant Agency Segment expense is the cost of acquiring leads. We are able to partially offset our sales leads expense through advertising revenues from individuals who click on specific advertisements while viewing one of our web pages, and through the resale of leads that are not well suited for our call center. For years ended December 31, 2022 and December 31, 2021, these offsetting revenues were $4.5 million and $6.3 million, respectively, which reduced our total agency expenses by approximately 8% and 11%, respectively. Our Agency Segment recognizes income (loss) to the extent that commissions and other revenue exceed (are less than) our marketing and overhead costs for the period.

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

Non Core Life - Our NonCore Life business consists of: products that are currently being marketed but are not deemed to be of high strategic importance to the Company inforce policies from product lines introduced since Fidelity Life resumed independent operations in 2005, but were subsequently discontinued and an older annuity block of business that was not included in the Closed Block.

Closed Block - Our Closed Block represents all inforce participating insurance policies of Fidelity Life. The Closed Block was established in connection with our 2007 reorganization into a mutual holding company structure and represents all in-force participating insurance policies of Fidelity Life. Annuities and assumed life represent (i) our assumed life business, which consists of policies primarily written in the 1980s and early 1990s; (ii) our direct annuity contracts, which consist of approximately 77 structured settlement contracts that remain from a group of contracts entered into in the late 1980s; and (iii) our assumed annuities, which consist of contract-holder deposits assumed from a former affiliate under two coinsurance treaties entered into in 1991 and 1992. The 2019 demutualization of Members Mutual had no impact on how the Closed Block is structured.

We have not accepted new policies in these legacy lines since 2006 or prior, and these lines are considered to be in “run-off” with a declining number of policies in-force each period. We recognize income on the Closed Block, and annuities and assumed life to the extent that premium revenues and net investment income exceed the benefit expenses and operating expenses (including paid and accrued policyholder dividends) of these lines of business. On the two annuity lines, we recognize income (loss) to the extent that our net investment income earned exceeds (are less than) benefit expenses (direct annuities) and amounts credited on policy deposits (assumed annuities) and operating expenses of the two lines.

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

Efinancial Commission Financing

In instances where Efinancial has agreed to accept the receipt of levelized commissions on the successful placement of an insurance policy. Efinancial has entered into a commission financing arrangement with Hannover Life. Under this arrangement, Efinancial receives an upfront commission from Hannover Life and agrees to pay a levelized commission back to Hannover Life over the period the policy stays in-force and premiums are received. On March 31, 2022, Efinancial entered into a new commission financing arrangement and is taking new advances on this financing arrangement on policies placed on or after January 1, 2022. Efinancial’s ability to receive advances under this arrangement will terminate when the aggregate amount advanced including prior commission financing arrangements equals or exceeds $36.0 million.

Critical Accounting Policies

The accounting policies discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements, and include valuation of fixed maturity securities, other-than-temporary impairments on available-for-sale securities, mortgage loans, deferred policy acquisition costs (DAC), future policy benefit reserves and income taxes. Our significant policies are described in Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Form 10-K. The preparation of the consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. We regularly evaluate our estimates and judgments based on historical experience, market indicators and other relevant factors and circumstances. Actual results may differ from these estimates under different assumptions or conditions and may affect our financial position and results of operations.

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

At December 31, 2022 and December 31, 2021, the estimated fair value of our fixed maturity securities by fair value hierarchy was as follows:

Fair Value of Investments at December 31, 2022
(dollars in thousands)
Level 1	Level 2	Level 3	Total Fair Value
$2,847	$264,726	$30,565	$298,138
1%	89%	10%	100%

Level 1 securities include principally exchange traded funds that are valued based on quoted market prices for identical assets.

All of the fair values of our fixed maturity within Level 2 are based on prices obtained from independent pricing services. All of our prices for each security are generally sourced from multiple pricing vendors, and a vendor hierarchy is maintained by asset type and region of the world, based on historical pricing experience and vendor expertise. We ultimately use the price from the pricing service highest in the vendor hierarchy based on the respective asset type and region. For fixed maturity securities that do not trade on a daily basis, the pricing services prepare estimates of fair value measurements using their pricing applications which incorporate a variety of inputs including, but not limited to, benchmark yields, reported trades, broker/dealer quotes, issuer spreads, and U.S. Treasury curves. Specifically, for asset-backed securities, key inputs include prepayment and default projections based on past performance of the underlying collateral and current market data. Securities with validated quotes from pricing services are reflected within Level 2 of the fair value hierarchy, as they generally are based on observable pricing for similar assets or other market significant observable inputs.

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

There was OTTI on fixed maturity securities in the amount of $442 thousand and $4 thousand for the years ended December 31, 2022 and December 31, 2021, respectively.

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

At December 31, 2022 and December 31, 2021, there was a valuation allowance of $83 thousand and $69 thousand, respectively.

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

In connection with our premium deficiency testing, we performed sensitivity analyses on our Open Block, Closed Block, annuities, and assumed life business lines to capture the effect that certain key assumptions have on expected future cash flows, and the impact of those assumptions on the adequacy of DAC balances and GAAP benefit reserves. The sensitivity tests are performed independently, without consideration for any correlation among the key assumptions. In 2022, the Company recognized a premium deficiency in the Closed Block of $778.

We performed the following sensitivity tests as of September 30, 2022:

•
future lapse assumptions increased by a multiplicative factor of 1.05,
•
future mortality increased by a multiplicative factor of 1.05 for all life blocks,
•
future investment yield assumptions were lowered by 50 basis points.

Under all tests described above, the DAC was still recoverable on the Core Life plus Non-Core Life and assumed life lines of business. For the annuities line, there is no remaining DAC due to the age of the contracts. As such, these sensitivity runs tested the adequacy of the benefit reserves for this line. For the annuities line, a drop in investment yield of 50 basis points would result in a required reserve increase of $0.6 million, while for the mortality scenario and the lapse scenario there would be no impact to benefit reserves.

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

As of December 31, 2022, we had a 100% valuation allowance recorded against the deferred tax assets related to the non-life subgroup of our tax return. The Company also maintains a valuation allowance against a portion of the unrealized investment losses at December 31, 2022 in the life group. Valuation allowances are established because we determined that it is more likely than not that these assets will not be recoverable. The recording of the valuation allowance not related to investment losses, increases our federal income tax expense which in turn reduces our reported net income or increases our net loss as applicable. Our recorded net deferred tax asset is shown in the following table.

	December 31, 2022			December 31, 2021
	Life	Non-Life	Total	Life	Non-Life	Total
(dollars in thousands)
Deferred income tax assets, net
Total deferred tax assets	$53,747	$37,910	$91,657	$53,090	$28,491	$81,581
Total deferred tax liabilities	24,244	14,550	38,794	40,390	8,432	48,822
Net deferred tax asset (liability) before valuation allowance	29,503	23,360	52,863	12,700	20,059	32,759
Valuation allowance	(1,066)	(23,360)	(24,426)	—	(20,059)	(20,059)
Deferred income tax asset, net	$28,437	$—	$28,437	$12,700	$—	$12,700

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

Other Income

For our Insurance Segment, other income primarily consists of cost of insurance charges on universal life contracts. Included in other income are fees received from the licensing of our patented worksite product where the licensee is required under the agreement to pay a licensing fee as premiums are earned. The license of intellectual property rights for a licensing transaction in which consideration is tied to the subsequent sale or usage of intellectual property, the revenue recognition standard provides an exception to the recognition principle that is part of step 5 (i.e., recognize revenue when or as control of the goods or services is transferred to the customer). Under this sales- or usage-based royalty exception, an entity would not estimate the variable consideration from sales- or usage-based royalties. Instead, the entity would wait until the subsequent sale or usage occurs to determine the amount of revenue to recognize. Accordingly, licensing fee income under this arrangement is recognized as the licensee earns premiums.

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

Operating Costs and Expenses

Operating expenses are incurred by all of our segments. The operating expenses of our Insurance Segment include policy acquisition costs in excess of amounts that qualify for deferral, ceding commissions received on ceded reinsurance in excess of amounts deferred, variable policy administration costs, general overhead and administration costs, and insurance premium taxes and assessments paid to various states. Agency Segment expenses consist of compensation paid to employee sales agents, costs of insurance sales leads (marketing), costs of sales management and support activities, agent licensing expenses and general overhead and administration expenses. The expenses of the Corporate & Other Segment include allocation of a portion of the compensation of senior executives related to corporate activities, Board of Director expenses related to corporate business, and other operating costs considered to be of a corporate nature and not directly related to either of our other business segments. Overhead and administrative expenses of the segments include employee costs (salaries, bonuses and benefits), office rent, information technology and costs of third-party administrators and other contractors.

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

Results of Operations

The major components of operating revenues, benefits and expenses and net (loss) income are as follows:

Vericity, Inc. Consolidated Results of Operations

	Year Ended December 31,
(dollars in thousands)
Revenues	2022	2021
Net insurance premiums	$100,075	$107,958
Net investment income	16,036	14,566
Net gains (losses) on investments	115	3,106
Other-than-temporary-impairments	(442)	(4)
Earned commissions	42,634	44,393
Insurance lead sales	4,453	6,313
Other income	1,041	247
Total revenues	163,912	176,579
Benefits and expenses
Life, annuity, and health claim benefits	67,502	77,693
Interest credited to policyholder account balances	2,780	2,984
Operating costs and expenses	97,755	94,712
Amortization of deferred policy acquisition costs	18,443	18,225
Total benefits and expenses	186,480	193,614
(Loss) income before income taxes	(22,568)	(17,035)
Income tax expense (benefit)	(2,108)	(378)
Net (loss) income	$(20,460)	$(16,657)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Total Revenues

For the year ended December 31, 2022, total revenues were $163.9 million compared to $176.6 million for the year ended December 31, 2021. This decrease of $12.7 million primarily resulted from higher ceded premiums, lower earned commissions, lower investment gains and insurance lead sales, partially offset by higher net investment income.

Benefits and Expenses

For the year ended December 31, 2022, total benefits and expenses were $186.5 million compared to $193.6 million for the year ended December 31, 2021. This decrease of $7.1 million was primarily due to lower life, annuity, and health benefits, partially offset by higher operating costs and expenses.

Loss from Operations Before Income Taxes

For the year ended December 31, 2022, we had a loss before taxes of $22.6 million compared to a loss before taxes of $17.0 million for the year ended December 31, 2021. This increase in loss of $5.6 million was primarily due to lower net insurance premiums, earned commissions, net gains on investments and insurance lead sales and higher operating costs and expenses, partially offset by lower life, annuity and health claim benefits.

Income Taxes

For the year ended December 31, 2022, our income tax benefit was $2.1 million compared to an income tax benefit of $0.4 million for the year ended December 31, 2021. The increased benefit of $1.7 million reflects increased income attributable to the life sub-group. The non-life sub-group has a full valuation allowance, therefore no income tax impact. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Income Taxes.”

Analysis of Segment Results

Reconciliation of Segment Results to Consolidated Results

The following analysis reconciles the reported segment results to the Vericity, Inc. total consolidated results.

	Year Ended December 31,
	2022	2021
(dollars in thousands)
(Loss) income before income tax by segment
Agency	$(8,695)	$(3,971)
Insurance	(7,652)	(64)
Corporate & Other	(6,221)	(13,000)
(Loss) income from operations before income tax	(22,568)	(17,035)
Income tax (benefit) expense	(2,108)	(378)
Net (loss) income	$(20,460)	$(16,657)

Agency Segment

The results of our Agency Segment were as follows:

	Year Ended December 31,
	2022	2021
(dollars in thousands)
Revenues
Earned commissions	$43,063	$46,455
Insurance lead sales & Other	4,890	6,313
Total revenues	47,953	52,768
Expenses
Operating costs and expenses	56,648	56,739
Total expenses	56,648	56,739
(Loss) income before income taxes	$(8,695)	$(3,971)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Earned Commissions

For the year ended December 31, 2022, earned commissions were $43.1 million compared to $46.5 million for the year ended December 31, 2021. This decrease of $3.4 million resulted from lower sales in the retail channel, which was primarily driven by a reduction in policy placement rates.

Insurance Lead Sales & Other

For the year ended December 31, 2022, insurance lead sales and other were $4.9 million compared to $6.3 million for the year ended December 31, 2021. This decrease of $1.4 million was primarily due to lower click and transfer revenue.

Operating Costs and Expenses

For the year ended December 31, 2022, general operating expenses were $56.6 million compared to $56.7 million for the year ended December 31, 2021. This decrease of $0.1 million was primarily due lower variable costs, partially offset by higher costs of technology and marketing capabilities.

Net (Loss) Income

For the year ended December 31, 2022, the Agency Segment incurred a net loss of $8.7 million compared to a net loss of $4.0 million for the year ended December 31, 2021. This increase in net loss of $4.7 million was the result of lower earned commissions and insurance lead sales, partially offset by lower operating costs and expenses.

Insurance Segment

The results of our Insurance Segment were as follows:

	Year Ended December 31,
	2022	2021
(dollars in thousands)
Revenues
Net insurance premiums	$100,075	107,958
Net investment income	15,556	13,973
Net gains (losses) on investments	(148)	2,352
Other-than-temporary-impairments	(442)	(4)
Other income	604	247
Total revenues	$115,645	$124,526
Benefits and expenses
Life, annuity, and health claim benefits	67,502	77,693
Interest credited to policyholder account balances	2,780	2,984
Operating costs and expenses	34,572	25,688
Amortization of deferred policy acquisition costs	18,443	18,225
Total benefits and expenses	123,297	124,590
(Loss) income before income taxes	$(7,652)	$(64)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net Insurance Premiums

For the year ended December 31, 2022, net insurance premiums were $100.1 million compared to $108.0 million for the year ended December 31, 2021. The decrease of $7.9 million was primarily due to the new reinsurance agreement with Swiss Re (see discussion earlier in this Management Discussion and Analysis of Financial Condition and results of Operations) which reduced net insurance premiums by $12.7 million in both our core and non-core lines of business. Excluding the impact of the new reinsurance agreement non-core decreased $0.8 million and core lines increased $5.6 million primarily related to LifeTime Benefit Term (LBT) and RAPIDecision® Life.

Net Investment Income

For the year ended December 31, 2022, net investment income was $15.6 million compared to $14.0 million for the year ended December 31, 2021. This increase was primarily due to higher reinvestment yields in the fixed maturities portfolio, partially offset by a decrease from equity securities and the mortgage loan portfolio.

Net (Losses) Gains on Investments

For the year ended December 31, 2022, net loss on investments were $0.1 million compared to a gain of $2.4 million for the year ended December 31, 2021. The $2.5 million decrease was mainly due to a reduction in fixed maturities and valuation changes in both the equity securities portfolio and other invested assets. The equity securities portfolio was sold in 2021. For more information on net gains (losses) on investments, see “Note 2– Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-K.

Life, Annuity and Health Claim Benefits

For the year ended December 31, 2022, life, annuity and health claim benefits were $67.5 million compared with $77.7 million for the year ended December 31, 2021. The decrease of $10.2 million was primarily due to the new reinsurance agreement with Swiss Re ( see discussion earlier in this Management Discussion and Analysis of Financial Condition and results of Operations) which reduced Life, annuity and health claim benefits by $9.9 million and a decrease in non core of $2.0 million. The decreases were partially offset by an increase in Closed Block of $1.2 million and Core lines of $0.4 million.

Interest Credited to Policyholder Account Balances

For the year ended December 31, 2022, interest credited was $2.8 million compared to $3.0 million for the year ended December 31, 2021. This decrease of $0.2 million was due to lower interest credited on assumed fixed annuity contract-holder account balances.

Operating Costs and Expenses

For the year ended December 31, 2022, general operating expenses were $34.6 million compared to $25.7 million for the year ended December 31, 2021. This increase of $8.9 million was attributable, primarily to a $5.8 million increase in other operating expenses, primarily related to increases in staff costs and depreciation expense and lower reinsurance allowances of $3.3 million which includes $2.2 million related to the new reinsurance agreement with Swiss Re.

Amortization of Deferred Policy Acquisition Costs

For the year ended December 31, 2022, amortization of deferred acquisition costs was $18.4 million compared to $18.2 million for the year ended December 31, 2021. This increase of $0.2 million includes an increase in the Closed Block of $1.4 million, partially offset by a decrease of $1.1 million in our Core and Non-core lines.

Net (Loss) Income

For the year ended December 31, 2022, net loss was $7.7 million compared to a net loss of $0.1 million for the year ended December 31, 2021. The increase in net loss of $7.6 million resulted from lower net insurance premiums, lower net gains on investments and higher operating costs and expenses, partially offset by lower life, annuity and health claim benefits and higher net investment income.

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

Included in Closed Block assets at December 31, 2022 and December 31, 2021 are $10.8 million and $10.5 million, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

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

Corporate & Other Segment

The results of the Corporate & Other Segment are as follows:

	Year Ended December 31,
	2022	2021
(dollars in thousands)
Revenues
Net investment income	$480	$593
Net gains (losses) on investments	263	754
Earned commissions	(429)	(2,062)
Total revenues	314	(715)
Expenses
Operating costs and expenses	6,535	12,285
Total expenses	6,535	12,285
(Loss) income from operations before income tax	$(6,221)	$(13,000)

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

Net Investment Income

For the year ended December 31, 2022, net investment income was $0.5 million compared to $0.6 million for the year ended December 31, 2021. This change is a result of increased yields in the fixed maturity portfolio.

Net Gains (Losses) on Investments

For the year ended December 31, 2022, net gains on investments were $0.3 million compared to $0.7 million for the year ended December 31, 2021. This change is a result of gains from other invested assets related to net asset value changes.

Earned Commissions

For the year ended December 31, 2022, earned commissions were ($0.4) million compared to ($2.0) million for the year ended December 31, 2021. This decrease is attributable to the elimination of lower intersegment earned commissions resulting from declining intersegment sales.

Operating Expenses

For the year ended December 31, 2022, operating expenses were $6.5 million compared to $12.3 million for the year ended December 31, 2021. The decrease of $5.8 million is primarily related to the completion of corporate wide initiatives, partially offset by one-time severance activity.

Net Loss

The net loss for the year ended December 31, 2022 decreased $6.8 million to $6.2 million from a net loss of $13.0 million for the year ended December 31, 2021. The smaller loss is primarily a result of lower intersegment sales and net gains on investments.

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

The following table shows the distribution of the fixed maturity securities classified as available-for-sale by quality rating, using the rating assigned by Standard & Poor’s (S&P), a nationally recognized statistical rating organization. For securities where the S&P rating is not available (not rated), the National Association of Insurance Commissioners (NAIC) rating is used. Over the periods presented, we have maintained a consistent weighted average bond quality rating of “A.” The percentage allocation of total investment grade securities has decreased to 95.1% at December 31, 2022 from 94.8% at December 31, 2021 due to the S&P ratings on certain new securities acquired in our portfolio of distressed residential mortgage-backed securities.

	Estimated Fair Value
	December 31, 2022		December 31, 2021
	(dollars in thousands)
S&P Rating
AAA	$53,065	17.8%	$68,171	19.3%
AA	66,283	22.2%	73,535	20.9%
A	64,018	21.5%	79,603	22.6%
BBB	56,194	18.8%	69,420	19.7%
Not rated	44,163	14.8%	43,254	12.3%
Total investment grade	283,723	95.1%	333,983	94.8%
BB	5,520	1.9%	7,832	2.2%
B	4,778	1.6%	4,031	1.1%
CCC	492	0.2%	341	0.1%
D	—	0.0%	4	0.0%
Not Rated	3,625	1.2%	6,192	1.8%
Total below investment grade	14,415	4.9%	18,400	5.2%
Total	$298,138	100.0%	$352,383	100.0%

The following table sets forth the maturity profile of our fixed maturity securities at December 31, 2022 and December 31, 2021. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	December 31, 2022				December 31, 2021
(dollars in thousands)	Amortized Cost	%	Estimated Fair Value	%	Amortized Cost	%	Estimated Fair Value	%
Due in one year or less	$6,239	1.9%	$6,207	2.1%	$1,753	0.5%	$1,771	0.5%
Due after one year through five years	34,330	10.3%	32,719	11.0%	36,245	11.1%	38,497	10.9%
Due after five years through ten years	72,312	21.8%	67,472	22.6%	67,802	20.8%	71,435	20.3%
Due after ten years	136,004	41.0%	115,545	38.7%	127,396	39.0%	145,580	41.3%
Securities not due at a single maturity date-primarily mortgage and asset-backed securities	83,061	25.0%	76,195	25.6%	93,395	28.6%	95,100	27.0%
Total fixed maturities	$331,946	100.0%	$298,138	100.0%	$326,591	100.0%	$352,383	100.0%

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

Net Investment Income

One key measure of our net investment income is the book yield on our holdings of fixed maturity securities classified as available-for-sale, which holdings totaled $298.1 million and $352.4 million, and represented 84.3% and 86.4% of our invested assets, as of December 31, 2022 and December 31, 2021, respectively. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying investments for the period. For the years ended December 31, 2022 and December 31, 2021, our book yield on fixed maturity securities available-for-sale was 4.5% and 3.9% for the years ended December 31, 2022 and December 31, 2021, respectively.

See “Note 2 – Investments” in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Interest Credited to Policyholder Account Balances

Included with the future policy benefits is the liability for contract-holder deposits on deferred annuity contracts assumed through two reinsurance agreements effective in 1991 and 1992 and certain other policy funds left on deposit with the Company. The aggregate liability for deposits is as follows:

	December 31, 2022			December 31, 2021
	Ending Balance	Year to Date Interest Credited	Average Credit Rate	Ending Balance	Year to Date Interest Credited	Average Credit Rate
(dollars in thousands)
Annuity contract holder deposits—assumed	$69,070	$2,576	3.7%	$71,832	$2,775	3.9%
Dividends left on deposit	6,731	169	2.5%	6,957	173	2.5%
Other	1,642	35	2.1%	1,705	36	2.1%
Total	$77,443	$2,780	3.6%	$80,494	$2,984	3.7%

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

See “Note 2 – Investments” in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Unrealized Holding Gains (Losses)

We also record capital appreciation/depreciation on our available-for-sale fixed maturity securities. At December 31, 2022 and December 31, 2021, our Accumulated Other Comprehensive Loss) from mark-to-market adjustments of our available-for-sale fixed maturity securities was $41.1 million and $5.7 million (net of federal income taxes and reserve), respectively.

At December 31, 2022 our fixed maturity securities had an unrealized loss of $33.8 million compared to an unrealized gain of $25.8 million at December 31, 2021. Duration measures the sensitivity of a bond’s price to changes in market yields and convexity measures a bond’s duration sensitivity to changes in market yields. The Company’s unrealized loss incurred in 2022 was $59.6 million in our fixed maturities portfolio which has a duration of 7.1, convexity of 0.846, and current yield of 8.1%, is accounted for by the increase in the 10-year treasury bill yield for 2022 of 237 basis points, along with the widening of credit spreads over the same period of time.

Financial Position

At December 31, 2022, we had total assets of $770.1 million compared to total assets at December 31, 2021 of $788.0 million, a decrease of $17.9 million. The invested asset base decreased $54.6 million, mainly due to $59.6 million in net unrealized losses and partially offset by net purchases of fixed maturities. Cash decreased $12.6 million primarily related to cash used from financing, investments and operating activities. These decreases were partially offset by the following: Reinsurance recoverables increased $30.7 million as a result of a $29.3 million increase in ceded policy and claim reserves and $1.4 million related to timing of settlements of reinsured claims. Deferred income tax assets increased $15.7 million due to tax credits of $9.5 million on unrealized investment market losses and $6.2 million as a result of net loss. Commission and agent balances increased $6.1 million mainly due to increased commission receivables in the Agency segment primarily related to levelized commission structures implemented in 2022. Deferred policy acquisition costs decreased $5.5 million, primarily due to a reduction of $7.3 million driven by a change in reinsurance agreement, partially offset by deferrals in excess of amortization. Other assets increased $2.4 million, primarily due to establishment of a right-of-use asset from the adoption of ASU No. 2016-02, Leases (Topic 842).

At December 31, 2022, we had total liabilities of $658.7 million compared to total liabilities of $615.1 million at December 31, 2021, an increase of $43.6 million. Future policy benefits and claims increased $37.7 million, primarily due to a $46.4 million increase in Core Life and Non-Core Life lines, resulting from growth of the underlying blocks of business, partially offset by decreases in Annuities and assumed life of $6.1 million and Closed Block of $2.6 million. Debt increased $10.8 million due increase in net borrowing of $9.2 million and interest accrued of $1.6 million under our commission financing agreement with Hannover Life. Other liabilities increased $3.7 million, due to an operating lease liability from the adoption of ASU No. 2016-02, Leases (Topic 842) in the amount of $2.4 million, and operating account liabilities increased $1.4 million. Other policyholder liabilities increased $1.7 million, primarily due to $2.0 million in Core and Non-Core lines, offset by a decrease of $0.3 million in Closed Block. The above increases were partially offset by a decrease of $3.1 million in Policyholder account balances largely due to annuity payments. Policyholder dividend obligations related to the Closed Block decreased $3.2 million primarily related to changes in accumulated net unrealized investment gains of $3.0 million. Reinsurance liabilities and payable increased $0.7 million, primarily due to timing of reinsurance settlements.

At December 31, 2022, total equity decreased to $111.3 million from $172.9 million at December 31, 2021. This decrease in equity of $61.6 million consists of a net loss of $20.5 million and a decrease of $41.1 million in other comprehensive income.

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

Under our commission financing arrangement, Efinancial receives an upfront commission from Hannover Life on certain insurance products and agrees to pay levelized commissions back to Hannover Life over the period the policy stays in-force and premiums are received. On March 31, 2022, Efinancial entered into a new commission financing arrangement and is taking new advances on this financing arrangement. As of December 31, 2022 and December 31, 2021, we had net advances of $31.1 million and $21.9 million, respectively, under this arrangement.

We are a member of the Federal Home Loan Bank of Chicago (the “FHLBC”). As a member, we are able to borrow on a collateralized basis from the FHLBC. We own FHLBC common stock with a book value of $0.2 million, The Company's ability to borrow under this facility is subject to the FHLBC's discretion and requires the availability of qualifying assets, Interest on borrowed funds is charged at variable rates established from time to time by the FHLBC based on the interest rate option selected at the time of borrowing. In 2022, the Company borrowed and repaid $4 million. There were no borrowings from the FHLBC during 2021.

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

Following the Conversion, Fidelity Life has agreed not to pay any common stock dividends without the approval of a majority of the company designees. In connection with the approval of the Conversion by the Illinois Director of Insurance, we agreed, for a period of twenty-four months following the completion of the offerings, to seek the prior approval of the Illinois Department of Insurance for any declaration of an ordinary dividend by Fidelity Life. To date we have not requested any such dividend and the 24 month prior approval for ordinary dividends expired in August of 2021. During the years ended 2022 and 2021, the Board of Directors of Fidelity Life approved no dividend payments to VHI.

Cash inflows from operating activities come primarily from net insurance premiums, earned commissions and net investment income. Cash outflows from operations are the result of life, annuity and health claim benefits, operating expenses and income taxes.

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

Cash Flows

For the for the year ended December 31, 2022, the Company had a net decrease in cash of $12.6 million compared to a net decrease of $13.8 million for the year ended December 31, 2021.

The decrease in cash flows from operating activities is primarily due to lower cash receipts of commissions in the Agency segment, increased operating costs, timing related to reinsurance recoverables and a decrease in other policyholder liabilities.

Cash flows from investing activities mainly includes our fixed maturities, mortgage loans, and equity holdings. Period to period, the cash flows associated with the changes in these portfolios will vary between cash sources and cash uses depending on the need for cash or the excess of cash from operating activities, as well as portfolio trading due to investment market conditions. In the year ended December 31, 2022 $8.8 million was used principally to acquire $4.7 million of capitalized software and $4.1 million of investment purchases net of sales and maturities.

Cash flows from financing activities was $3.5 million which includes $9.2 million, net proceeds from our commission financing program, partially offset by $5.7 million, net of deposits, by contract holders of annuities that were primarily written in the late 1980s.

The following table summarizes our cash flows for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
	(dollars in thousands)
Consolidated Summary of Cash Flows
Net cash (used) provided by operating activities	$(7,370)	$(794)
Net cash (used) provided by investing activities	(8,766)	(1,275)
Net cash provided (used) by financing activities	3,513	(11,774)
Net (decrease) in cash, cash equivalents and restricted cash	$(12,623)	$(13,843)

Risk-Based Capital

Fidelity Life is subject to regulatory guidelines related to the ratio of its capital level compared to its RBC level as determined by formulas adopted by state insurance departments and applicable to all life insurance companies. A company’s “authorized control level RBC” is a measure of the amount of capital appropriate for an insurance company to support its overall business operations in light of its size, growth and risk profile. RBC standards are used by regulators to determine appropriate regulatory actions for insurers that show signs of weak or deteriorating conditions. Companies that do not maintain total adjusted RBC in excess of 200% of the company’s authorized control level RBC may be required to take specific actions at the direction of state insurance regulators. Fidelity Life’s total adjusted capital at December 31, 2022 and 2021 was well in excess of 200% of its authorized control level. See “Business—Regulation—Risk-Based Capital (RBC) Requirements.”

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

Fidelity Life is also subject to the model regulation entitled “Valuation of Life Insurance Policies” commonly known as “Regulation XXX.” This regulation requires life insurance companies that issue insurance policies with level premium guarantees to carry reserves that can greatly exceed the amount that the insurance company believes is necessary to reflect its liability for future claims payments. Such reserves are sometimes referred to as “non-economic reserves.” Many insurance companies use reinsurance, financing, formation of captive reinsurers and other reserve financing transactions to reduce the regulatory capital needs under Regulation XXX. Generally, these solutions have only been available to carriers with much larger amounts of affected liabilities than Fidelity Life. To mitigate the future impact on regulatory capital from Regulation XXX and help stabilize our regulatory capital position in light of anticipated sales increases, we entered into a reserve financing agreement with Hannover Life effective July 1, 2013 that covered certain products with policies written on or before September 30, 2012. This agreement was first amended and restated as of July 1, 2016 and a subsequent amendment was filed with the Illinois Department of Insurance in November 2019 and approved by the Illinois Department of Insurance on December 23, 2019. The structure of the agreement, which was first effective July 1, 2013, involves a combination coinsurance with funds withheld and yearly renewable term reinsurance covering most of the Company’s non-participating in-force life insurance business with issue dates on or before December 31, 2019. As of December 31, 2022 and December 31, 2021, the reserve credit net of funds held of ($69.2 and $67.8 for 2022 and 2021), respectively under this arrangement was approximately $136.0 and $127.3 million, respectively.

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

We review the interest rate sensitivity of our available-for-sale fixed maturity securities by calculating the impact on the market value of our holdings that would result from a hypothetical instantaneous shift in market interest rates across all maturities, which we consider to be reasonably possible. The impact of such a parallel shift upward in the yield curve of 200 basis points would reduce the market value of our fixed maturity securities portfolio by $39.4 million (13.2%) and $52.2 million (14.8%) as of December 31, 2022 and December 31, 2021, respectively. The estimated market value changes assume all other factors are held constant and do not attempt to estimate any offsetting change in the value of our liabilities.

With regard to our assumed annuity deposits, we are subject to risk from contract-holder behavior resulting from changes in interest rates. The assumed annuity contracts have virtually no surrender charges remaining that could be assessed against withdrawals. When market interest rates exceed the amount that we are crediting on deposits, we are subject to higher contract-holder withdrawals or an increase in contract loans, both of which could force the Company to sell assets prematurely and could lead to the realization of capital losses on such sales. As of December 31, 2022, we were crediting interest at the minimum contract interest rate, which on a composite basis is approximately 3.9% annually. We manage our exposure to rising interest rates through our ability to increase the contract crediting rate. Our ability to increase our crediting rate is constrained by our portfolio yield at the time of the decision to increase rates. Increases in the contract crediting rates could reduce our income unless we are able to maintain a constant interest spread on our assets.

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

Recent Accounting Pronouncements

All applicable adopted accounting pronouncements have been reflected in our consolidated financial statements as of and for the years ended December 31, 2022 and December 31, 2021.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vericity, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, comprehensive income(loss), changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2022, and the related notes and schedules listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

March 31, 2023

We have served as the Company’s auditor since 2005.

Vericity, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share and par value data)

	December 31,	December 31,
	2022	2021

Assets
Investments:
Fixed maturities – available-for-sale – at fair value (amortized cost; $331,946 and $326,591)	$298,138	$352,383
Mortgage loans (net of valuation allowances of $83 and $69)	45,270	47,487
Policyholder loans	6,699	6,371
Other invested assets	3,693	2,140
Total investments	353,800	408,381
Cash, cash equivalents and restricted cash	9,776	22,399
Accrued investment income	3,006	2,590
Reinsurance recoverables (net of allowances of $126 and $149)	214,862	184,131
Deferred policy acquisition costs	90,189	95,715
Commissions and agent balances (net of allowances of $338 and $432)	34,766	28,689
Intangible assets	1,635	1,635
Deferred income tax assets, net	28,437	12,700
Other assets	33,607	31,767
Total assets	770,078	788,007
Liabilities and Shareholders' Equity
Liabilities
Future policy benefits and claims	453,763	416,039
Policyholder account balances	77,443	80,494
Other policyholder liabilities	47,486	49,202
Policy dividend obligations	9,515	12,669
Reinsurance liabilities and payables	6,246	6,927
Long-term debt	30,213	22,412
Short-term debt	6,976	3,966
Other liabilities	27,093	23,394
Total liabilities	658,735	615,103
Commitments and Contingencies (Note 10)
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	15
Additional paid-in capital	39,840	39,840
Retained earnings	101,660	122,120
Accumulated other comprehensive income (loss)	(30,172)	10,929
Total shareholders' equity	111,343	172,904
Total liabilities and shareholders' equity	$770,078	$788,007

See footnotes to the consolidated financial statements.

Vericity, Inc.

Consolidated Statements of Operations

(dollars in thousands, except earnings per share)

	Year Ended December 31,
	2022	2021

Revenues
Net insurance premiums	$100,075	$107,958
Net investment income	16,036	14,566
Net gains (losses) on investments	115	3,106
Other-than-temporary-impairments (OTTI)	(442)	(4)
Earned commissions	42,634	44,393
Insurance lead sales	4,453	6,313
Other income	1,041	247
Total revenues	163,912	176,579
Benefits and expenses
Life, annuity, and health claim benefits	67,502	77,693
Interest credited to policyholder account balances	2,780	2,984
Operating costs and expenses	97,755	94,712
Amortization of deferred policy acquisition costs	18,443	18,225
Total benefits and expenses	186,480	193,614
(Loss) income before income tax	(22,568)	(17,035)
Income tax (benefit) expense	(2,108)	(378)
Net (loss) income	$(20,460)	$(16,657)

Earnings per share for the periods
	Year Ended December 31,
	2022	2021
	(Unaudited)	(Unaudited)
Weighted average shares outstanding, basic and diluted	14,875,000	14,875,000
Basic earnings per share	$(1.38)	$(1.12)
Diluted earnings per share	$(1.38)	$(1.12)

See footnotes to the consolidated financial statements.

Vericity, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Year Ended December 31,
	2022	2021

Net (loss) income	$(20,460)	$(16,657)
Other comprehensive income (loss), net of tax:
Net unrealized (losses) gains	(41,101)	(5,672)
Total other comprehensive (loss) income	(41,101)	(5,672)
Total comprehensive (loss) income	$(61,561)	$(22,329)

See footnotes to the consolidated financial statements.

Vericity, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands)

	Year Ended December 31,
	2022	2021

Common stock
Balance – beginning of period	$15	$15
Balance – end of period	$15	$15

Additional paid-in capital
Balance – beginning of period	$39,840	$39,840
Balance – end of period	$39,840	$39,840

Retained earnings
Balance – beginning of period	$122,120	$138,777
Net (loss) income	(20,460)	(16,657)
Balance – end of period	$101,660	$122,120

Accumulated other comprehensive income (loss)
Balance – beginning of period	$10,929	$16,601
Other comprehensive (loss) income	(41,101)	(5,672)
Balance – end of period	$(30,172)	$10,929
Total shareholders' equity	$111,343	$172,904

See footnotes to the consolidated financial statements.

Vericity, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2022	2021

Cash flows from operating activities
Net (loss) income	$(20,460)	$(16,657)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization and other non-cash items	4,105	3,322
Interest credited to policyholder account balances	2,780	2,984
Deferred income tax	(6,160)	(266)
Net investment (gains) losses	(115)	(3,106)
Other-than-temporary-impairments	442	4
Interest expense	1,648	1,496
Change in:
Equity securities	—	4,887
Accrued investment income	(416)	43
Reinsurance recoverables	(30,731)	(26,116)
Deferred policy acquisition costs	5,526	(8,503)
Commissions and agent balances	(6,077)	(9,163)
Other assets	(402)	(1,349)
Insurance liabilities	41,783	47,911
Other liabilities	707	3,719
Net cash (used) provided by operating activities	(7,370)	(794)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturities	37,534	68,115
Mortgage loans	6,650	6,513
Other invested assets	—	428
Purchases of:
Fixed maturities	(42,373)	(65,392)
Mortgage loans	(4,527)	(3,456)
Other invested assets	(980)	(1,120)
Change in policyholder loans, net	(328)	42
Other, net	(4,742)	(6,405)
Net cash (used) provided by investing activities	(8,766)	(1,275)
Cash flows from financing activities
Debt issued	22,169	1,248
Debt repaid	(13,006)	(6,844)
Deposits to policyholder account balances	381	584
Withdrawals from policyholder account balances	(6,031)	(6,762)
Net cash provided (used) by financing activities	3,513	(11,774)
Net (decrease) in cash, cash equivalents and restricted cash	(12,623)	(13,843)
Cash, cash equivalents and restricted cash – beginning of period	22,399	36,242
Cash, cash equivalents and restricted cash – end of period	$9,776	$22,399
Supplemental cash flow information
Non-cash transactions:	$—	$—

See footnotes to the consolidated financial statements.

Vericity, Inc.

Notes to the Consolidated Financial Statements

(dollars in thousands)

Note 1—Summary of Significant Accounting Policies

Description of Business

Vericity, Inc. (the Company) is a Delaware corporation organized to be the stock holding company for Members Mutual and its subsidiaries. On August 7, 2019, the Company completed the initial public offering of 14,875,000 shares of its common stock at a price of $10.00 per share (the IPO). The IPO was conducted in connection with the conversion of Members Mutual from mutual to stock form and the acquisition by the Company of all of the capital stock of Members Mutual following its conversion to stock form after its plan of conversion and amended and restated articles of incorporation were approved at a special meeting of eligible members on August 6, 2019 (the Conversion). As a result of the Conversion, the Company became the holding company for converted Members Mutual and its indirect subsidiaries, including Fidelity Life Association (Fidelity Life) and Efinancial, LLC (Efinancial).

The Company operates as a holding company and currently has no other business operations. Fidelity Life is an Illinois- domiciled life insurance company that was founded in 1896. Fidelity Life markets life insurance products through independent and affiliated distributors and is licensed in the District of Columbia and all states, except New York and Wyoming. Efinancial markets life and other products for non-affiliated insurance companies and sells life products for Fidelity Life.

The accompanying consolidated financial statements present the accounts of the Company and subsidiaries at December 31, 2022 and December 31, 2021, and for the years ended December 31, 2022 and 2021.

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

Fair value is based on quoted market prices, when available. When quoted market prices are not available, fair value is estimated by discounting fixed maturity securities cash flows to reflect interest rates currently being offered on similar terms to borrowers of similar credit quality, by quoted market prices of comparable instruments, and by independent pricing sources. See "Note 11–Assets and Liabilities Measured at Fair Value" for further discussion on inputs and assumptions used to estimate fair value.

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

Intangible Assets

Impairment testing may be performed when events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable. Intangible assets are tested for impairment based on undiscounted cash flows, which requires the use of estimates and judgment, and, if impaired, are written down to fair value based on discounted cash flows. For years ended December 31, 2022 and December 31, 2021, we have not recorded an impairment of intangible assets.

Future Policy Benefits, Policyholder Account Balances, and Other Policyholder Liabilities

Future policy benefits represent the reserve for traditional life insurance policies and annuities in payout status. Reserves for traditional life insurance policies are computed using the net level premium method on the basis of actuarial assumptions at the issue date of the contracts, including mortality, policy lapse assumptions, and rates of interest. The reserves for annuities in payout status (structured settlements) represent the present value of assumed future payments based on contract terms for the future payouts and can include assumptions for mortality. To the extent that unrealized gains on available-for-sale fixed maturity securities would result in a premium deficiency had those gains actually been realized, an adjustment is recorded net of tax as a (decrease) increase of unrealized capital gains included in AOCI. For years ended December 31, 2022 and 2021, this adjustment, net of tax, was ($4,687) and ($1,269), respectively.

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

Shareholders' Equity - Common Stock

Apex Holdco L.P., an affiliate of J.C. Flowers IV L.P., a private equity fund advised by J.C. Flowers & Co. LLC, pursuant to a standby stock purchase agreement under which Apex Holdco L.P. agreed to act as the standby purchaser for the IPO (“Standby Purchaser”).  As a result, the Standby Purchaser owns approximately 76.5% of the issued and outstanding shares of Vericity, Inc. common stock.

Income Taxes

The current receivable for federal income tax is recognized based on the estimated amounts to be reflected on the filed tax returns. Federal income tax expense or benefit is recognized based on amounts reported in the consolidated financial statements and using the applicable current federal income tax rate. Income taxes are allocated to operations and other comprehensive (loss) income based on the source of the taxable event. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effects of changes in tax rates or laws are recognized in the period that includes the enactment date. If necessary, a valuation allowance is established to reduce the carrying amount of deferred tax assets to amounts that are more likely than not to be realized. See “Note 4 – Income Taxes” for further details.

Revenue Recognition

Life and health insurance contract premiums are recognized as income when due from policyholders. Deposits on deposit-type contracts are entered directly as a liability when cash is received.

Commission revenue from the sale of insurance products by Efinancial is recognized once the insurance policy is issued by the insurance company and accepted by the customer (policy placement) and recorded as commission receivable, net of any advances received. Provision is made for commission revenue that, based on experience, will ultimately not be earned due to the customer discontinuing the underlying insurance policy. Commission revenue that Efinancial earns from the sale of insurance products where Efinancial acts as the general agent and utilizes a sub-agent to sell the policy (wholesale distribution) is recorded net of related commission expense paid to the writing agency. Efinancial commissions earned for the sale of Fidelity Life products, where Efinancial is acting in the capacity as a sub-agent, are not eliminated, primarily related to the agreement with AmeriLife in which services under the agency and sub-agency agreements are distinct from one another.

Our primary revenue-generating arrangements that are within the scope of Accounting Standards Codification (ASC) 606 are our brokerage arrangements associated with selling an insurance policy where Efinancial is either acting in the capacity of a general agent and selling directly to the insurance carrier, or acting as a sub-agent under general agency agreement. In these arrangements, our customer is the insurance carrier and we have a single performance obligation to place a policy for the insurance carrier. Our performance obligation is satisfied at the point in time when the policy is placed, which is the point in time when the customer obtains control over the policy and has the right to use and obtain the benefits from the policy. In these arrangements, depending on the number of years the policy is in-force, a majority of our consideration is received in the first year. In addition to the first-year consideration, depending on the specific carrier and product involved, we may also be entitled to renewal commissions over the period of time the policy remains in-force. Our consideration is variable based on the amount of time we estimate a policy will remain in-force. We estimate the amount of variable consideration that we expect to receive based on our historical experience or carrier experience to the extent available, industry data and our expectations as to future persistency rates. Additionally, we consider application of the constraint and only recognize the amount of variable consideration that we believe is probable to be received and will not be subject to a significant revenue reversal. We monitor and update this estimate at each reporting date. Because we recognize revenue prior to being entitled to the payment for these renewal commissions, we recognize a contract asset. We have determined that any contract costs (e.g., costs to obtain or costs to fulfill) related to our brokerage arrangements are immaterial.

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

Policyholder Dividend Obligations

Dividends payable to policyholders are determined annually based on the experience of the Closed Block policies and are payable only upon declaration by the Board of Directors of Fidelity Life. At December 31, 2022 and 2021, a provision has been made for dividends expected to be paid in the following calendar year of $1,236 and $1,139, respectively. The provision is recorded in other policyholder liabilities in the Consolidated Balance Sheets.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842): Accounting for Leases. The guidance is effective for interim and annual periods beginning on or after January 1, 2022. The new guidance requires a lessee to recognize “right-of-use” (ROU) assets and liabilities for leases with lease terms of more than 12 months including those historically accounted for as operating leases. We adopted ASU No. 2016-02, Leases (Topic 842) effective January 1, 2022. The effect of the new guidance at date of adoption was the recognition of a ROU asset and operating lease liabilities of $2,329 reported in other assets and liabilities, respectively.

In August 2020, the FASB issued ASU 2020-08, Codification Improvements to Subtopic 310-20, Receivables - Nonrefundable Fees and Other Costs, which clarifies that an entity should re-evaluate whether a callable debt security is within the scope of ASU 2017-08, Receivables—Nonrefundable Fees and Other Costs, paragraph 310-20-35-33 for each reporting period. For public business entities, the amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2020. For all other entities, the amendments in this update are effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. The amendments in this ASU are to be applied on a prospective basis, as of the beginning of the period of adoption for existing or newly purchased callable debt securities. The Company adopted the ASU on January 1, 2022 with no material impact on the consolidated financial statements and disclosures.

In June 2016, the FASB issued new guidance on measurement of credit losses on financial instruments, ASU No. 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The guidance is effective for interim and annual periods beginning on or after January 1, 2023. For substantially all financial assets, the ASU should be applied on a modified retrospective basis through a cumulative effect adjustment to retained earnings. For previously impaired debt securities and certain debt securities acquired with evidence of credit quality deterioration since origination, the new guidance should be applied prospectively. This ASU replaces the incurred loss impairment methodology with one that reflects expected credit losses. The measurement of expected credit losses should be based on historical loss information, current conditions, and reasonable and supportable forecasts. The new guidance requires that OTTI on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through net gains (losses) on investments. The guidance also requires enhanced disclosures. The Company has assessed the asset classes impacted by the new guidance and is currently assessing the accounting and reporting system changes that will be required to comply with the new guidance. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements. In March 2022, the FASB issued ASU 2022-02 – Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosure. This ASU was issued to eliminate the troubled debt restructuring recognition and measurement guidance for creditors that have adopted the current expected credit loss guidance while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. The Company is evaluating this ASU as part of ASU 2016-13 implementation assessment.

In August 2018, the FASB issued ASU No. 2018-12, Targeted Improvements to the Accounting for Long-Duration Insurance Contracts (Topic 944). The FASB amends the accounting model under GAAP for certain long-duration insurance contracts and requires insurers to provide additional disclosures in annual and interim reporting periods. The amendments are aimed at improving the following four key areas of financial reporting: measurement of the liability for future policy benefits related to nonparticipating traditional and limited-payment contracts, measurement and presentation of market risk benefits, amortization of deferred acquisition costs (DAC), and presentation and disclosures. The Company expects the impact to be material and is in the process of quantifying the impact of this standard. In November 2020, the FASB issued ASU 2020-11—Financial Services—Insurance (Topic 944): Effective Date and Early Application. This ASU was issued to provide additional time for implementation of ASU 2018-12 by deferring the effective date by one year. For smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025. In December 2022, FASB issued ASU 2022-05 —Financial Services—Insurance (Topic 944): Transition for Sold Contracts. This ASU introduced an optional accounting policy election under which the insurer can choose not to apply the amendments made by ASU 2018-12 to certain contracts that are derecognized as a result of a sale or disposal before the effective date of ASU 2018-12. Insurers that make this policy election would also be subject to additional disclosure requirements. This ASU will be considered as part of ASU 2018-12 impact assessment.

Note 2—Investments

The Company continuously monitors its investment strategies and individual holdings with consideration of current and projected market conditions, the composition of the Company’s liabilities, projected liquidity and capital investment needs, and compliance with investment policies and state regulatory guidelines.

Fixed Maturities

The amortized cost, gross unrealized gains, gross unrealized losses, fair value, and OTTI loss included in AOCI of fixed maturities are as follows:

	December 31, 2022
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses
U.S. government and agencies	$9,258	$349	$(501)	$9,106	$—
U.S. agency mortgage-backed	9,429	63	(614)	8,878	—
State and political subdivisions	68,213	26	(12,015)	56,224	—
Corporate and miscellaneous	171,283	1,473	(16,275)	156,481	—
Foreign government	130	1	—	131	—
Residential mortgage-backed	4,912	140	(622)	4,430	(709)
Commercial mortgage-backed	21,374	2	(1,914)	19,462	—
Asset-backed	47,347	5	(3,926)	43,426	—
Total fixed maturities	$331,946	$2,059	$(35,867)	$298,138	$(709)

	December 31, 2021
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses
U.S. government and agencies	$9,825	$2,076	$—	$11,901	$—
U.S. agency mortgage-backed	12,889	795	(5)	13,679	—
State and political subdivisions	58,170	2,696	(396)	60,470	—
Corporate and miscellaneous	164,823	20,023	(348)	184,498	—
Foreign government	378	36	—	414	—
Residential mortgage-backed	5,880	222	(33)	6,069	(412)
Commercial mortgage-backed	20,003	848	(36)	20,815	—
Asset-backed	54,623	330	(416)	54,537	—
Total fixed maturities	$326,591	$27,026	$(1,234)	$352,383	$(412)

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

	December 31, 2022
	Amortized Cost	Fair Value
Due in one year or less	$6,239	$6,207
Due after one year through five years	34,330	32,719
Due after five years through ten years	72,312	67,472
Due after ten years	136,004	115,545
Securities not due at a single maturity date — primarily mortgage and asset-backed	83,061	76,195
Total fixed maturities	$331,946	$298,138

Fixed maturities with a carrying value of $2,680 and $3,604 were on deposit with governmental authorities, as required by law at December 31, 2022 and 2021, respectively.

The Company’s fixed maturities portfolio was primarily composed of investment grade securities, defined as a security having a rating of Aaa, Aa, A, or Baa from Moody’s, AAA, AA, A, or BBB from S&P or NAIC rating of NAIC 1 or NAIC 2. Investment grade securities comprised 95.1% and 94.8% of the Company’s total fixed maturities portfolio at December 31, 2022 and 2021, respectively.

At December 31, 2022 and December 31, 2021, the Company had unfunded commitments to make investments in fixed maturity securities in the amount of $1,290 and $657, respectively.

Mortgage Loans

The Company makes investments in commercial mortgage loans. The Company, along with other investors, owns a pro-rata share of each loan. The Company participates in 37 such investment instruments with ownership shares ranging from 0.6% to 30.0% of the trust at December 31, 2022. The Company owns a share of 328 mortgage loans with a loan average balance of $138 and a maximum exposure related to any single loan of $555. Mortgage loan holdings are diversified by geography and property type as follows:

	December 31, 2022		December 31, 2021
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$13,866	30.6%	$15,257	32.1%
Office	11,115	24.5%	11,627	24.4%
Industrial	8,138	17.9%	8,234	17.3%
Mixed use	5,249	11.6%	5,327	11.2%
Apartments	2,796	6.2%	2,880	6.1%
Medical office	3,053	6.7%	3,078	6.5%
Other	1,136	2.5%	1,153	2.4%
Gross carrying value of mortgage loans	45,353	100.0%	47,556	100.0%
Valuation allowance	(83)		(69)
Net carrying value of mortgage loans	$45,270		$47,487

	December 31, 2022		December 31, 2021
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
U.S. Region:
West South Central	$11,608	25.6%	$12,017	25.3%
East North Central	12,320	27.2%	12,439	26.3%
South Atlantic	8,815	19.4%	9,337	19.6%
West North Central	2,871	6.3%	3,065	6.4%
Mountain	2,824	6.2%	3,393	7.1%
Middle Atlantic	2,310	5.1%	2,392	5.0%
East South Central	3,661	8.1%	3,445	7.2%
New England	34	0.1%	82	0.2%
Pacific	910	2.0%	1,386	2.9%
Gross carrying value of mortgage loans	45,353	100.0%	47,556	100.0%
Valuation allowance	(83)		(69)
Net carrying value of mortgage loans	$45,270		$47,487

During the years ended December 31, 2022 and 2021, $4,527 and $3,456 of new mortgage loans were purchased, respectively, which did not include second lien mortgage loans. All taxes, assessments, or any amounts advanced were not included in the mortgage loan balances at December 31, 2022 and 2021. At December 31, 2022 and 2021, the Company had 3 and 2 mortgage loans with a total carrying value of $692 and $685 that were in a restructured status, respectively. There were no impairments for mortgage loans in 2022 and 2021.

The changes in the valuation allowance for commercial mortgage loans were as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021
Beginning balance	$69	$141
Net (decrease) increase in valuation allowance	14	(72)
Ending balance	$83	$69

At December 31, 2022 and 2021 the Company had no mortgage loans that were on non-accrual status.

At December 31, 2022 and 2021, the Company had a commitment to make investments in mortgage loans in the amount of $2,575 and $4,485, respectively.

Net Investment Income

The sources of net investment income are as follows:

	Year Ended December 31,
	2022	2021
Income from:
Fixed maturities	$14,556	$12,738
Policyholder loans	378	305
Mortgage loans	2,472	2,824
Cash, cash equivalents and restricted cash	66	5
Dividends on equity securities	—	260
Gross investment income	17,472	16,132
Investment expenses	(1,436)	(1,566)
Net investment income	$16,036	$14,566

Investment expenses include investment management fees, some of which include incentives based on market performance, custodial fees and internal costs for investment-related activities.

Net Gains (Losses) on Investments

The sources of net investment gains (losses) are as follows:

	Year Ended December 31,
	2022	2021
Investment gains (losses) from sales:
Fixed maturities	$(364)	$801
Equity securities	—	(1,644)
Mortgage loans	(80)	44
Cash and cash equivalents	1	—
Investment expenses	—	(24)
Gains and losses from sales	(443)	(823)
Valuation change of other invested assets - appreciation (decline):	572	1,175
Valuation change of equity securities - appreciation (decline):	—	2,682
Change in valuation allowance on mortgage loans	(14)	72
Total net gains (losses) on investments	$115	$3,106

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

A roll-forward of the cumulative credit losses on fixed maturity securities is as follows:

	December 31,	December 31,
	2022	2021
Beginning balance of credit losses on fixed maturities	$837	$833
Additional credit losses for which an OTTI was not previously recognized	394	4
Additional credit losses for which an OTTI was previously recognized	48	—
Reduction of credit losses related to securities sold during period	(16)	—
Ending balance of credit losses on fixed maturities	$1,263	$837

Unrealized Losses for Fixed Maturities

The Company’s fair value and gross unrealized losses for fixed maturities, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position are as follows:

	12 months or less		Longer than 12 months		Total
December 31, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. government and agencies	$2,722	$(501)	$—	$—	$2,722	$(501)
U.S. agency mortgage-backed	5,297	(578)	216	(36)	5,513	(614)
State and political subdivisions	38,252	(7,036)	15,057	(4,979)	53,309	(12,015)
Corporate and miscellaneous	94,461	(13,479)	8,322	(2,796)	102,783	(16,275)
Residential mortgage-backed	3,286	(554)	344	(68)	3,630	(622)
Commercial mortgage-backed	16,218	(1,611)	2,655	(303)	18,873	(1,914)
Asset-backed	20,465	(1,726)	21,069	(2,200)	41,534	(3,926)
Total fixed maturities	$180,701	$(25,485)	$47,663	$(10,382)	$228,364	$(35,867)

	12 months or less		Longer than 12 months		Total
December 31, 2021	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. agency mortgage-backed	$294	$(5)	$11	$—	$305	$(5)
State and political subdivisions	20,439	(377)	231	(19)	20,670	(396)
Corporate and miscellaneous	11,913	(312)	727	(36)	12,640	(348)
Foreign government	247	—	—	—	247	—
Residential mortgage-backed	1,983	(13)	427	(20)	2,410	(33)
Commercial mortgage-backed	3,870	(36)	—	—	3,870	(36)
Asset-backed	29,487	(315)	8,798	(101)	38,285	(416)
Total fixed maturities	$68,233	$(1,058)	$10,194	$(176)	$78,427	$(1,234)

The indicated gross unrealized losses in all fixed maturity categories were $35,867 and $1,234 at December 31, 2022 and 2021, respectively. Based on the Company’s current evaluation of its fixed maturities in an unrealized loss position in accordance with our impairment policy and the Company’s current intentions regarding these securities, the Company concluded that these securities were not other-than-temporarily impaired.

Information and concentrations related to fixed maturities in an unrealized loss position are included below. The tables below include the number of fixed maturities in an unrealized loss position for greater than and less than 12 months and the percentage that were investment grade at December 31, 2022.

	Unrealized Losses 12 months or less
	Gross Unrealized Losses	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. government and agencies	$(501)	$(83)	$—	$(418)	100%
U.S. agency mortgage-backed	(578)	(153)	(425)	—	100%
State and political subdivisions	(7,036)	(854)	(1,502)	(4,680)	100%
Corporate and miscellaneous	(13,479)	(1,909)	(6,523)	(5,047)	75%
Residential mortgage-backed	(554)	(68)	(222)	(264)	93%
Commercial mortgage-backed	(1,611)	(620)	(991)	—	100%
Asset-backed	(1,726)	(570)	(657)	(499)	99%
Gross Unrealized Losses	$(25,485)	$(4,257)	$(10,320)	$(10,908)

Total number of fixed maturities	659	314	216	129

	Unrealized Losses greater than 12 months
	Gross Unrealized Losses	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. agency mortgage-backed	$(36)	$—	$(36)	$—	100%
State and political subdivisions	(4,979)	—	(444)	(4,535)	100%
Corporate and miscellaneous	(2,796)	—	(479)	(2,317)	84%
Residential mortgage-backed	(68)	—	(62)	(6)	88%
Commercial mortgage-backed	(303)	(50)	(232)	(21)	100%
Asset-backed	(2,200)	(528)	(867)	(805)	97%
Gross Unrealized Losses	$(10,382)	$(578)	$(2,120)	$(7,684)

Total number of fixed maturities	199	25	66	108

Gross unrealized losses by unrealized loss position and credit quality at December 31, 2022 are as follows :

	Investment Grade	Below Investment Grade	Total

Fixed income securities with unrealized loss position less than or equal to 20% of amortized cost, net (1) (2)	$16,330	$943	$17,273
Fixed income securities with unrealized loss position greater than 20% of amortized cost, net (3) (4)	18,047	547	18,594
Total Unrealized Losses	$34,377	$1,490	$35,867

(1) Below investment grade fixed income securities include $1,138 that have been in an unrealized loss position for less than twelve months.

(2) Related to securities with an unrealized loss position less than or equal to 20% of amortized cost, net, the degree of which suggests that these securities do not pose a high risk of having credit losses.

(3) Below investment grade fixed income securities include $352 that have been in an unrealized loss position for a period of twelve or more consecutive months.

(4) Evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.
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

The deferred policy acquisition costs and changes are as follows:

	December 31,	December 31,
	2022	2021
Beginning balance	$95,715	$87,212
Acquisition costs deferred	12,917	26,728
Amortization	(18,443)	(18,225)
Ending balance	$90,189	$95,715

Note 4—Income Taxes

Provided below are income taxes based on the difference between the expected tax provision, applying the statutory tax rate (21%) to the actual tax provision.

	Year Ended December 31,
	2022	2021
(Loss) income before income taxes	$(22,568)	$(17,035)
Statutory rate	21%	21%
Income tax (benefit) expense at statutory rate	(4,739)	(3,578)
Effect of:
Return to provision adjustments	(664)	(186)
Valuation allowance
Increase (decrease) in the valuation allowance related to return to provision adjustments	172	598
Increase in the valuation allowance - current year	3,129	2,796
Total increase in the valuation allowance	3,301	3,394
Other	(6)	(8)
Income tax (benefit) expense	$(2,108)	$(378)

The components of income tax (benefit) expense are as follows:

	Year Ended December 31,
	2022	2021
Income tax applicable to:
Current	$4,052	$(112)
Deferred (net of increase in allowance: 2022 - $3,301, 2021 - $3,394)	(6,160)	(266)
Ending balance	$(2,108)	$(378)

The components of the net deferred income tax assets are as follows:

	Year Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforward	$23,490	$21,076
Reinsurance assets	48,717	48,559
Net unrealized investment losses	7,100	—
Policyholder dividend obligation	1,998	2,660
Policyholder dividend	259	239
Commission receivable, net	6,813	7,255
Incentive compensation	378	176
Other	2,902	1,616
Total deferred tax assets	91,657	81,581
Valuation allowance	(24,426)	(20,059)
Total deferred income tax assets	67,231	61,522
Deferred tax liabilities:
Life insurance reserves	27,539	29,014
Deferred policy acquisition cost	7,096	9,643
Net unrealized investment gains	—	5,416
Intangible assets	344	344
Basis difference – investments	464	392
Fixed assets	2,784	3,519
Other	567	494
Total deferred tax liabilities	38,794	48,822
Deferred income tax assets, net	$28,437	$12,700

As of December 31, 2022, we had a 100% valuation allowance recorded against the deferred tax assets related to the non-life subgroup of our tax return. The Company also maintains a valuation allowance of $1,066 against a portion of the unrealized investment losses at December 31, 2022 in the life group. Valuation allowances are established because we determined that it is more likely than not that these assets will not be recoverable. The recording of the valuation allowance not related to investment losses, increases our federal income tax expense which in turn reduces our reported net income or increases our net loss as applicable.

On December 22, 2017, the Tax Cut and Jobs Act Bill “H.R.1” was enacted, which, among other things, allows Net Operating Losses (NOLs) to be carried forward indefinitely; therefore, NOLs generated after December 31, 2017 are reflected in the table below under the caption no expiration. Internal Revenue Code Section 382 (“Section 382”) limits how much of a loss carry-forward existing as of the date of an ownership change that can be used to offset annual taxable income subsequent to the change of ownership. As a result of the IPO and Section 382, the Company will be restricted in its ability to utilize loss carry-forwards. The annual limit is estimated to be approximately $3.1 million. In 2022, no NOLs expired and there was a return to provision adjustment related to non-life NOLs of $1.4 million. These expiring NOLs have no impact on the Company’s results due to a full valuation allowance on these NOLs. The Inflation Reduction Act of 2022 (“Act”), which contains several tax-related provisions, was signed into law in August 2022. The Act creates a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and an excise tax of 1% on stock repurchases by publicly traded U.S. corporations, both effective after December 31, 2022. The Company has determined that it is not considered an “applicable corporation” under the rules of CAMT.

The Company’s net operating loss carry-forwards are as follows:

	Life Sub- Group	Non-Life Sub-Group	Total
Year net operating loss expires
2025	$—	$1,229	$1,229
2026	—	5,249	5,249
2027	—	5,057	5,057
2028	—	3,061	3,061
2029	—	1,708	1,708
2030	—	8,121	8,121
2031	—	5,361	5,361
2032	—	2,539	2,539
2033	—	1,099	1,099
2034	—	13,527	13,527
2035	—	5,311	5,311
2036	—	5,267	5,267
2037	—	4,266	4,266
No expiration	—	50,061	50,061
	$-	$111,856	$111,856

The Company has no unrecognized tax benefits for the years ended December 31, 2022 and 2021 and the Company does not expect the unrecognized tax benefits to increase in the next 12 months. The Company records penalties and interest related to unrecognized tax benefits within income tax expense.

Note 5—Policy Liabilities

Future Policy Benefits and Claims

Future policy benefits and claims represent the reserve for direct and assumed traditional life insurance policies and annuities in payout status.

The annuities in payout status are certain structured settlement contracts. The policy liability for structured settlement contracts of $13,118 and $19,398 at December 31, 2022 and 2021, respectively, is computed as the present value of contractually-specified future benefits. The amount included in the policy liability for structured settlements that are life contingent at December 31, 2022 and 2021, is $10,097 and $15,557, respectively.

To the extent that unrealized gains on fixed maturity securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded. A liability of $470 and $6,403 is included as part of the liability for structured settlements with respect to this deficiency at December 31, 2022 and 2021, respectively. The offset to this liability is recorded as a reduction of the unrealized capital gains included in AOCI.

Participating life insurance in-force was 3.9% and 7.5% of the face value of total life insurance in-force at December 31, 2022 and 2021, respectively.

Note 6—Reinsurance

The Company uses reinsurance to mitigate exposure to potential losses, provide additional capacity for growth, and provide greater diversity of business. For ceded reinsurance, the Company remains liable to the extent that reinsuring companies may not be able to meet their obligations under the reinsurance agreements. To manage the risk from failure of a reinsurer to meet its obligations, the Company periodically evaluates the financial condition of all of its reinsurers. No amounts have been recorded in 2022 and 2021 for amounts anticipated to be uncollectible or for the anticipated failure of a reinsurer to meet its obligations under the contracts.

In the first quarter 2022, Fidelity Life entered into a reinsurance contract with Swiss Re Life & Health America Inc. (Swiss Re). This new treaty is in addition to existing coinsurance agreements, largely with Swiss Re on certain policies issued through and including December 31, 2020. The impact of this transaction to our segment results included an initial ceded premium of $6.5 million based on the statutory reserves at January 1, 2022. The impact to pre-tax income is nominal, however various income statement lines are impacted. See “Item 1 Reinsurance” in this form 10-K.

Reinsurance recoverables are as follows:

	December 31,	December 31,
	2022	2021
Ceded future policy benefits	$173,904	$146,087
Claims and other amounts recoverables	40,958	38,044
Ending balance	$214,862	$184,131

The reconciliation of direct premiums to net premiums is as follows:

	Year Ended December 31,
	2022	2021
Direct premiums	$174,600	$169,958
Assumed premiums	45,637	41,187
Ceded premiums	(120,162)	(103,187)
Net insurance premiums	$100,075	$107,958

Net policy charges on universal life products were $181 and $182 for the year ended December 31, 2022 and 2021, respectively, and are included in other income.

At December 31, 2022 and December 31, 2021 reserves related to fixed-rate annuity deposits assumed from a former affiliate company amounted to approximately $69,070 and $71,832, respectively, and are included with policyholder account balances in the Consolidated Balance Sheets.

Note 7—Retirement and Executive Compensation Plans

The Company sponsors a defined contribution 401(k) plan covering substantially all employees. For the years ended December 31, 2022 and 2021, the Company’s expenses were $712 and $544, respectively. These expenses were recorded as part of Operating costs and expenses in the Consolidated Statements of Operations.

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

The assets and liabilities within the Closed Block are included in the Company’s consolidated financial statements on the same basis as other accounts of the Company. The maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block liabilities over Closed Block assets. Included in Closed Block assets are $10,792 and $10,463 at December 31, 2022 and 2021, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block, which is referred to as the actuarial calculation. The actuarial calculation projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the actuarial calculation as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block. The review of Closed Block experience also includes consideration of whether policyholder dividend obligations should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. At December 31, 2022 and 2021, the Company recognized policyholder dividend obligations of $9,515 and $12,669, respectively, resulting from the excess of actual cumulative earnings over the expected cumulative earnings and from accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block.

Information regarding the Closed Block liabilities (assets) designated to the Closed Block is as follows:

	December 31,	December 31,
Closed Block Liabilities	2022	2021
Future policy benefits and claims	$29,382	$32,005
Policyholder account balances	6,731	6,957
Other policyholder liabilities	5,298	5,017
Policyholder dividend obligations	9,515	12,669
Other liabilities (assets)	586	(634)
Total Closed Block liabilities	51,512	56,014
Assets Designated to the Closed Block
Investments:
Fixed maturities - available-for-sale (amortized cost $40,522 and $38,314, respectively)	36,625	43,162
Policyholder loans	1,132	1,210
Total investments	37,757	44,372
Cash, cash equivalents and restricted cash	-	1,630
Premiums due and uncollected	1,852	2,089
Accrued investment income	457	420
Reinsurance recoverables	13,885	15,567
Deferred income tax assets, net	4,263	3,139
Total assets designated to the Closed Block	58,214	67,217
Excess of Closed Block assets over liabilities	6,702	11,203
Amounts included in accumulated other comprehensive income:
Unrealized investment gains (losses), net of income tax	(3,079)	3,830
Allocated to policyholder dividend obligations, net of income tax	-	(2,361)
Total amounts included in accumulated other comprehensive income	(3,079)	1,469
Maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities (includes excess assets of $10,792 and $10,463, respectively)	$(9,781)	$(9,734)

Information regarding the policyholder dividend obligations is as follows:

	December 31,	December 31,
Policyholder Dividend Obligations	2022	2021
Beginning balance	$12,669	$13,282
Impact from earnings allocable to policyholder dividend obligations	(165)	396
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligations	(2,989)	(1,009)
Ending balance	$9,515	$12,669

Information regarding the Closed Block revenues and expenses is as follows:

	Year Ended December 31,
	2022	2021
Revenues
Net insurance premiums	$3,073	$3,039
Net investment income	1,666	1,488
Net Realized Investment Losses (Gains)	(1)	29
Total revenues	4,738	4,556
Benefits and expenses
Life and annuity benefits - including policyholder dividends of $1,483 and $1,098 respectively	4,994	3,810
Interest credited to policyholder account balances	169	173
Operating costs and expenses	(484)	(875)
Total expenses	4,679	3,108
Revenues, net of expenses before provision for income tax expense (benefit)	58	1,448
Income tax expense (benefit)	12	304
Revenues, net of expenses and provision for income tax expense (benefit)	$46	$1,144

The Company charges the Closed Block with federal income taxes and state and local premium taxes, policy maintenance costs and investment management expenses relating to the Closed Block, as provided in the Closed Block Memorandum.

The following table presents the amortized cost and fair value of the Closed Block fixed maturity securities portfolio by contractual maturity at December 31, 2022. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
Due in one year or less	$1,700	$1,696
Due after one year through five years	6,930	6,760
Due after five years through ten years	5,626	5,431
Due after ten years	23,125	19,746
Securities not due at a single maturity date — primarily mortgage and asset- backed	3,141	2,992
Total fixed maturities	$40,522	$36,625

Note 9—Regulatory Matters

Minimum Capital and Surplus Requirements

Fidelity Life is required to comply with the provisions of state insurance statutes in the jurisdictions in which it does business. These statutes include minimum statutory capital and surplus requirements. At December 31, 2022, Fidelity Life exceeded the minimum statutory capital and surplus level of $2,000 required by Illinois, its state of domicile.

Risk-Based Capital Requirements

The NAIC established a standard for assessing the solvency of insurance companies using a formula for determining each insurer’s risk-based capital (RBC). At December 31, 2022, the RBC of the Company’s insurance subsidiary, Fidelity Life, exceeded the levels at which certain regulatory corrective actions would be initiated.

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

Fidelity Life declared and paid no dividends during the twelve months ended December 31, 2022 and 2021, respectively.

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

Statutory Financial Information

The statutory capital and surplus and net income for Fidelity Life, as determined in accordance with statutory accounting practices prescribed or permitted by the IDOI, at December 31, 2022 and 2021, and for the years ended December 31, 2022 and 2021, are as follows:

	At December 31,
	2022	2021
Statutory capital and surplus
Fidelity Life	$106,260	$98,211

	Year Ended December 31,
	2022	2021
Statutory net income (loss)
Fidelity Life	$1,282	$(8,692)

Note 10—Commitments and Contingencies

Leases

Minimum future operating lease payments, including lease payments for real estate, vehicles, computers and office equipment at December 31, 2022, are as follows:

Year
2023	$946
2024	588
2025	281
2026	240
2027	247
2028	370
Total	$2,672

Lease expense for the years ended December 31, 2022 and 2021 was $1,393 and $1,466, respectively.

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

Fair values for the Company’s fixed maturities are determined by management, utilizing prices obtained from third-party pricing services. Management reviews on an ongoing basis the reasonableness of the methodologies used by the pricing services to ensure prices received represent a reasonable estimate of fair value and to confirm representations regarding whether inputs are observable or unobservable. The main procedure the Company employs in fulfillment of this objective includes back-testing transactions, where past fair value estimates are compared to actual transactions executed in the market on similar dates.

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

Level 2 – This level includes fixed maturity securities priced principally by independent pricing services using observable inputs other than Level 1 prices, such as quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments on inactive markets; and model-derived valuations for which all significant inputs are observable market data. Level 2 instruments include most corporate debt securities and U.S. government and agency mortgage-backed securities that are valued by models using inputs that are derived principally from or corroborated by observable market data.

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

Recurring and Non-Recurring Fair Value Measurements

The Company’s assets and liabilities that are carried at fair value on a recurring and non-recurring basis, by fair value hierarchy level, are as follows:

December 31, 2022	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$9,106	$—	$9,106
U.S. agency mortgage-backed	—	8,878	—	8,878
State and political subdivisions	—	55,782	442	56,224
Corporate and miscellaneous	2,847	126,644	26,990	156,481
Foreign government	—	131	—	131
Residential mortgage-backed	—	4,430	—	4,430
Commercial mortgage-backed	—	19,462	—	19,462
Asset-backed	—	40,293	3,133	43,426
Total fixed maturities	2,847	264,726	30,565	298,138
Total recurring assets	$2,847	$264,726	$30,565	$298,138

December 31, 2021	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$11,901	$—	$11,901
U.S. agency mortgage-backed	—	13,679	—	13,679
State and political subdivisions	—	59,972	498	60,470
Corporate and miscellaneous	2,821	156,937	24,740	184,498
Foreign government	—	414	—	414
Residential mortgage-backed	—	6,069	—	6,069
Commercial mortgage-backed	—	20,815	—	20,815
Asset-backed	—	51,699	2,838	54,537
Total fixed maturities	2,821	321,486	28,076	352,383
Total recurring assets	$2,821	$321,486	$28,076	$352,383

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

Level 3 fair value classification consists of investments in structured securities and privately placed securities where the fair value of the security is determined by a pricing service using internal pricing models where one or more of the significant inputs is unobservable in the marketplace, or there is a single broker/dealer quote. The fair value of a broker-quoted asset is based solely on the receipt of an updated quote from a single market maker or a broker-dealer recognized as a market participant. The fair value of Level 3 liabilities is estimated on the discounted cash flows of contractual payments.

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

		Total gains (losses) included in:
	Balance at January 1, 2022	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2022
Financial Assets
Fixed maturities
State and political subdivision	$498	$—	$(56)	$—	$—	$—	$—	$442
Corporate and miscellaneous	24,740	2	(398)	3,198	(2,582)	1,468	563	26,991
Asset-backed	2,838	(122)	(325)	1,907	(1,260)	—	95	3,133
Total assets	$28,076	$(120)	$(779)	$5,105	$(3,842)	$1,468	$658	$30,566

		Total gains (losses) included in:
	Balance at January 1, 2021	Net Income	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2021
Financial Assets
Fixed maturities
State and political subdivisions	$521	$—	$(23)	$—	$—	$—	$—	$498
Corporate and miscellaneous	8,433	(39)	—	18,873	—	(14)	(2,513)	24,740
Asset-backed	1,301	—	(2)	1,290	—	(251)	500	2,838
Total assets	$10,255	$(39)	$(25)	$20,163	$—	$(265)	$(2,013)	$28,076

There were 2 transfers from Level 3 to Level 2 and 6 transfers from Level 2 to Level 3 in 2022. In 2021, there were 3 transfers from Level 3 to Level 2 and 1 transfer from Level 2 to Level 3.

Financial Instruments not Measured at Fair Value

The carrying amount and estimated fair values of the Company’s financial instruments that are not measured at fair value on the Consolidated Balance Sheets are as follows:

		Estimated Fair Value
December 31, 2022	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$45,270	$—	$—	$41,622	$41,622
Policyholder loans	$6,699	$—	$—	$7,722	$7,722
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$16,555	$—	$—	$15,192	$15,192
Long/short-term debt	$37,189	$—	$—	$36,763	$36,763
Policyholder account balances	$77,443	$—	$—	$70,157	$70,157

		Estimated Fair Value
December 31, 2021	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$47,487	$—	$—	$43,047	$43,047
Policyholder loans	$6,371	$—	$—	$8,280	$8,280
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$22,680	$—	$—	$19,733	$19,733
Long/short-term debt	$26,378	$—	$—	$31,940	$31,940
Policyholder account balances	$80,494	$—	$—	$86,198	$86,198

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.

Mortgage Loans—Fair value was based on the discounted value of future cash flows for all first mortgage loans adjusted for specific loan risk. The discount rate was based on the rate that would be offered for similar loans at the reporting date. Fair value excludes $1,952 and $2,398 of second and mezzanine mortgages carried at cost which fair value is not measurable at December 31, 2022 and 2021, respectively.

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

Note 12—Long and Short-Term Debt

Commission Financing

In 2022, Efinancial entered into a new commission financing arrangement and is taking new advances on this financing arrangement. Efinancial's ability to receive advances under this agreement will terminate when the aggregate amount advanced under the arrangement equals or exceeds $36.0 million. At December 31, 2022 and December 31, 2021, we had a net advance of $31,100 and $21,937, respectively, under this arrangement. At December 31, 2022, the Company expects to pay back the aggregate amounts as presented in the following table.

December 31, 2022
Due in one year or less	$6,976
Due after one year through two years	4,836
Due after two years through three years	4,491
Due after three years through four years	4,230
Due after four years through five years	3,904
Due after five years	28,293
Less discount	(15,541)
Total long/short-term debt	$37,189

Federal Home Loan Bank of Chicago

The Company is a member of the FHLBC. As a member, the Company is able to borrow on a collateralized basis from FHLBC which can be used as an alternative source of liquidity. The FHLBC membership requires the Company to own member stock. The Company held $180 and $115 of FHLBC common stock at December 31, 2022 and December 31, 2021, respectively. The Company's ability to borrow under this facility is subject to the FHLBC's discretion and requires the availability of qualifying assets. In 2022, the Company borrowed and repaid $4 million. As of December 31, 2022 and December 31, 2021, the Company had not pledged any assets and there were no outstanding borrowings.

Note 13—Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive (Loss) Income, net of taxes are as follows:

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at January 1, 2022	$362	$10,567	$10,929
Other comprehensive income (loss)
Unrealized holding (losses) gains from changes in the market value of securities	—	(59,600)	(59,600)
Impact on Policy benefit liabilities of changes in market value of securities	—	5,934	5,934
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	—	2,989	2,989
Income tax benefit (expense)	—	9,576	9,576
Other comprehensive income (loss), net of tax	—	(41,101)	(41,101)
Balance at December 31, 2022	$362	$(30,534)	$(30,172)

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at January 1, 2021	$362	$16,239	$16,601
Other comprehensive income (loss)
Unrealized holding (losses) gains from changes in the market value of securities	—	(9,796)	(9,796)
Impact on Policy benefit liabilities of changes in market value of securities	—	1,606	1,606
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	—	1,009	1,009
Income tax benefit (expense)	—	1,509	1,509
Other comprehensive income (loss), net of tax	—	(5,672)	(5,672)
Balance at December 31, 2021	$362	$10,567	$10,929

Note 14—Business Segments

Our Chief Operating Decision Maker makes decisions by analyzing our segment information. For internal decision-making purposes and external reporting purposes, we do not disaggregate revenue beyond our segment information and believe that any further disaggregation is immaterial. The Company’s current operations were organized into three reportable segments: Insurance, Agency, and Corporate & Other.

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

The segment results are as follows:

	Year Ended December 31, 2022				Year Ended December 31, 2021
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Net insurance premiums	$100,075	$—	$—	$100,075	$107,958	$—	$—	$107,958
Net investment income	15,556	—	480	16,036	13,973	—	593	14,566
Net gains (losses) on investments	(148)	—	263	115	2,352	—	754	3,106
Other-than-temporary-impairments	(442)	—	—	(442)	(4)	—	—	(4)
Earned commissions	—	43,063	(429)	42,634	—	46,455	(2,062)	44,393
Other income	604	4,890	—	5,494	247	6,313	—	6,560
Total revenues	115,645	47,953	314	163,912	124,526	52,768	(715)	176,579
Life, annuity, and health claim benefits	70,282	—	—	70,282	80,677	—	—	80,677
Operating costs and expenses	34,572	56,648	6,535	97,755	25,688	56,739	12,285	94,712
Amortization of deferred policy acquisition costs	18,443	—	—	18,443	18,225	—	—	18,225
Total benefits and expenses	123,297	56,648	6,535	186,480	124,590	56,739	12,285	193,614
(Loss) income before income tax	$(7,652)	$(8,695)	$(6,221)	$(22,568)	$(64)	$(3,971)	$(13,000)	$(17,035)

	December 31, 2022				December 31, 2021
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Investments and cash	$358,620	$1,094	$3,862	$363,576	$419,953	$425	$10,402	$430,780
Commissions and agent balances	4,751	30,015	—	34,766	11,919	16,770	—	28,689
Deferred policy acquisition costs	90,189	—	—	90,189	95,715	—	—	95,715
Intangible assets	—	1,635	—	1,635	—	1,635	—	1,635
Reinsurance recoverables	214,862	—	—	214,862	184,131	—	—	184,131
Deferred income tax (liabilities) assets, net	13,489	—	14,948	28,437	(4,136)	—	16,836	12,700
Other	26,800	5,869	3,944	36,613	26,074	4,023	4,260	34,357
Total assets	$708,711	$38,613	$22,754	$770,078	$733,656	$22,853	$31,498	$788,007

All the Company’s significant revenues and long-lived assets are located in the United States, which is the Company’s country of domicile.

Note 15—Quarterly Financial Information

As a smaller reporting company, as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and Item 10(f)(1) of Regulation S-K, the Company has elected to comply with certain scaled disclosure reporting obligations, and therefore is not required to provide the information required by Item 503(c) of Regulation S-K.

Note 16—Subsequent Events

Management has evaluated subsequent events up to and including March 31, 2023, the date these Consolidated Financial Statements were issued and determined there were no reportable subsequent events.

Vericity, Inc.

Schedule I

Summary of Investments Other Than Investments in Related Parties

As of December 31, 2022

(dollars in thousands)

Type of Investment	Cost / Amortized Cost	Fair Value	Balance Sheet
Fixed maturities:
Bonds:
U.S. government and agencies	$9,258	$9,106	$9,106
U.S. agency mortgage-backed	9,429	8,878	8,878
State and political subdivisions	68,213	56,224	56,224
Corporate and miscellaneous	171,283	156,481	156,481
Foreign government	130	131	131
Residential mortgage-backed securities	4,912	4,430	4,430
Commercial mortgage-backed securities	21,374	19,462	19,462
Asset backed securities	47,347	43,426	43,426
Total fixed maturity securities	331,946	298,138	298,138
Mortgage loans	45,270	41,622	45,270
Policy loans	6,699	7,722	6,699
Other invested assets	2,944	3,693	3,693
Total investments	$386,859	$351,175	$353,800

Vericity, Inc.

Schedule II

Condensed Financial Information of Registrant (Parent Company) Statement of Operations

As of and for the Years Ended December 31, 2022 and 2021

(dollars in thousands)

For the Years Ended December 31,	2022	2021
Revenues
Net investment income and gains (losses)	$786	$1,425
Total revenues	786	1,425
Expenses
Operating costs and expenses	5,650	11,038
Total expenses	5,650	11,038
Income (loss) before income taxes	(4,864)	(9,613)
Income tax expense (benefit)	(298)	(670)
Net income (loss) before equity in net loss of subsidiary	(4,566)	(8,943)
Equity in net (loss) of subsidiary	(15,894)	(7,714)
Net (loss) income	(20,460)	(16,657)
Equity in other comprehensive income of subsidiary	(41,101)	(5,672)
Total comprehensive (loss) income	$(61,561)	$(22,329)

See footnotes to the condensed financial statements.

Vericity, Inc.

Schedule II (Continued)

Condensed Financial Information of Registrant Statement of Financial Position

(dollars in thousands)

For the Years Ended December 31,	2022	2021
Assets
Investment in subsidiaries	$98,168	$155,163
Fixed maturities - available-for-sales - at fair value (amortized cost; $2,563 and $5,883)	2,563	5,883
Other invested assets	818	555
Cash, cash equivalents and restricted cash	419	3,884
Inter-company receivables	8,433	7,095
Current income tax receivable	1,477	1,613
Other assets	635	755
Total assets	112,513	174,948
Liabilities and Shareholders' Equity
Liabilities:
Other liabilities	1,170	2,044
Total liabilities	1,170	2,044
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	15
Additional paid-in capital	39,840	39,840
Retained earnings	101,660	122,120
Accumulated other comprehensive (loss) income	(30,172)	10,929
Total shareholders' equity	111,343	172,904
Total liabilities and shareholders' equity	$112,513	$174,948

See footnotes to the condensed financial statements.

Vericity, Inc.

Schedule II (Continued)

Condensed Financial Information of Registrant Statement of Cash Flows

(dollars in thousands)

For the Years Ended December 31,	2022	2021
Cash flows from operating activities
Net (loss) income	$(20,460)	$(16,657)
Adjustments to reconcile net income to net cash provided (used) by operations:
Equity in earnings of subsidiaries	15,894	7,714
Net investment (gains) losses	(263)	(754)
Accretion of bond discount	(462)	(321)
Change in:
Due to subsidiaries	(1,338)	(1,027)
Accrued investment income	—	1
Other liabilities	(874)	106
Other assets	120	107
Income tax	136	(670)
Net cash used by operating activities	(7,247)	(11,501)
Cash flows from investing activities
Purchases of fixed maturities	(228)	(4,239)
Purchases of other invested assets	—	334
Sales of fixed maturities	4,010	3,540
Net cash provided (used) by investing activities	3,782	(365)
Cash flows from financing activities
Net cash flows provided by financing	—	—
Net (decrease) increase in cash and cash equivalents	(3,465)	(11,866)
Cash, cash equivalents and restricted cash - beginning of period	3,884	15,750
Cash, cash equivalents and restricted cash - end of period	$419	$3,884

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

Vericity, Inc.

Schedule III

Supplementary Insurance Information

As of and for the Years Ended December 31, 2022 and 2021

(dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits Losses and Expenses	Other Policy Claims and Benefits Payable	Net Insurance Premiums	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
2022
Insurance	$90,189	$453,763	$134,444	$100,075	$15,556	$70,282	$18,443	$34,572
Agency	—	—	—	—	—	—	—	56,648
Corporate & other	—	—	—	—	480	—	—	6,535
Total	$90,189	$453,763	$134,444	$100,075	$16,036	$70,282	$18,443	$97,755
2021
Insurance	$95,715	$416,039	$142,365	$107,958	$13,973	$80,677	$18,225	$25,688
Agency	—	—	—	—	—	—	—	56,739
Corporate & other	—	—	—	—	196	—	—	12,285
Total	$95,715	$416,039	$142,365	$107,958	$14,169	$80,677	$18,225	$94,712

Vericity, Inc.

Schedule IV

Reinsurance

As of and for the Years Ended December 31, 2022 and 2021

(dollars in thousands)

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2022
Life insurance face amount in-force (millions)	$35,139	$33,815	$3,188	$4,512	70.7%
Premiums
Life insurance	$173,944	$120,015	$45,637	$99,566	45.8%
Accident and health	656	147	—	509	0.0%
Total premiums	$174,600	$120,162	$45,637	$100,075	45.6%
2021
Life insurance face amount in-force (millions)	$34,854	$33,845	$3,975	$4,984	79.8%
Premiums
Life insurance	$169,204	$103,028	$41,187	$107,363	38.4%
Accident and health	754	159	—	595	0.0%
Total premiums	$169,958	$103,187	$41,187	$107,958	38.2%

Vericity, Inc.

Schedule V

Valuation and Qualifying Accounts

For the Years Ended December 31, 2022 and 2021

(dollars in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
2022
Allowance for losses on commercial mortgage	$69	$14	$—	$—	$83
Allowance for uncollectible receivables	581	—	—	117	464
Valuation allowance on deferred tax asset	20,059	3,301	1,066	—	24,426
	$20,709	$3,315	$1,066	$117	$24,973
2021
Allowance for losses on commercial mortgage	$141	$—	$—	$72	$69
Allowance for uncollectible receivables	880	—	—	299	581
Valuation allowance on deferred tax asset	16,665	3,394	—	—	20,059
	$17,686	$3,394	$—	$371	$20,709

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria related to internal control over financial reporting described in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) during 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

Item 10. Directors, Executive Officers and Corporate Governance.

The table below provides information of our directors and executive officers as of March 30, 2023.

Name	Age	Position
Eric Rahe	54	Director and Chairman
Neil Ashe	55	Director
Calvin Dong	35	Director
Richard A. Hemmings	76	Director
Scott Perry	60	Director
Laura R. Zimmerman	64	Director
James E. Hohmann	67	Chief Executive Officer, President and Director
Melissa Balsan	40	Executive Vice President, Chief Marketing Officer
John Buchanan	52	Executive Vice President, General Counsel and Corporate Secretary
David R. Drollette	40	Executive Vice President, Chief Data Officer & Chief Technology Officer
James C. Harkensee	64	Executive Vice President of Vericity, President and Chief Operating Officer of Fidelity Life
Chris S. Kim	51	Executive Vice President, Chief Financial Officer and Treasurer

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

Laura R. Zimmerman served as Executive Vice President and Chief Marketing Officer of Vericity from February 2016 to January 2023. Ms. Zimmerman served as Executive Vice President and Chief Marketing Officer of Members Mutual from February 2016 until its conversion in 2019. Prior thereto, Ms. Zimmerman served as Vice President, Chief Marketing Officer, Group Worksite, at The Guardian Life Insurance Company of America from July 2014 to February 2016, where she led marketing and enrollment services for the employee benefits division. Prior thereto, Ms. Zimmerman served as the Managing Director at Bridgestar Solutions, LLC from July 2013 to June 2014. Prior thereto, Ms. Zimmerman served as Senior Vice President for Aon Hewitt from November 2011 to June 2012, where she led marketing and advertising strategy. Before joining Aon Hewitt, Ms. Zimmerman served as Managing Director, Head of Marketing and Product at Legg Mason Global Asset Management from June 2010 to June 2011. Prior thereto, Ms. Zimmerman served in various positions during a thirteen-year career at Allstate Insurance Company. Among other positions at Allstate, Ms. Zimmerman served as Chief Strategy Officer for Allstate’s financial services division. Ms. Zimmerman earned her bachelor's degree from Dartmouth College and her MBA from the Kellogg School of Management at Northwestern University.

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

Melissa Balsan has served as Executive Vice President and Chief Marketing Officer since January 9, 2023. With more than 20 years of experience in direct-to-consumer marketing and branding, Melissa has built deep knowledge of customer acquisition and led digital transformation within insurance, education, and e-commerce businesses. She served as Chief Marketing Officer for GoHealth, a Medicare insurance broker, as well as Chief Marketing Officer for Endurance Warranty, a leader in auto protection services. At Perdoceo Education Corporation, Melissa held marketing leadership positions responsible for new student enrollment and retention; and as a digital native, helped establish search engine and social media marketing at CareerBuilder.com. She began her career in advertising guiding established brands like Ford Motor Company and La-Z-Boy through digital transformation. Melissa graduated from Adrian College in Adrian, Michigan with a BBA in Marketing where she also completed Public Relations studies.

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

Director Independence

We have undertaken a review of the composition of our Board of Directors and considered whether any director has a relationship that could compromise that director independent judgment in carrying out his responsibilities and all other facts and circumstances that the Board of Directors deemed relevant in determining their independence. We have affirmatively determined that each of our directors, with the exception of Mr. Hohmann, Mr. Rahe and Ms. Zimmerman, is an independent director under the Nasdaq Marketplace Rules.

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

Our audit committee is composed of Mr. Perry (chair), Mr. Hemmings, and Mr. Dong. Our Board of Directors has determined that each of the members of the audit committee meets the definition of “independent director” for purposes of serving on the audit committee under Exchange Act Rule 10A-3 and the Nasdaq Marketplace Rules. In addition, the Board of Directors has determined that Scott R. Perry qualifies as an “audit committee financial expert” as such term is defined in Item 407(d)(5) under Regulation S-K.

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

Our compensation committee is composed of Mr. Rahe (chair), Mr. Hemmings, Mr. Ashe, Mr. Dong and Mr. Hohmann.

Nominating and Governance Committee

Our nominating and corporate governance committee is composed of Mr. Dong (chair), Mr. Rahe, and Mr. Ashe and Mr. Hohmann. The nominating and governance committee is responsible for identifying and recommending candidates for election to our Board of Directors and each committee of our Board of Directors, developing and recommending corporate governance guidelines to the Board of directors and overseeing performance reviews of the Board of Directors, its committees and the individual members of the Board.

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

Advisory Board

Upon completion of the offerings, we established an Advisory Board to provide general policy advice to the Board of Directors. Only individuals who served as directors of Members Mutual as of the date of the standby stock purchase agreement are eligible to serve on our Advisory Board. Advisory board members are entitled to attend meetings of the Board of Directors but shall not vote. Members of the Advisory Board shall have the right to nominate individuals to be company designees in the event that there are no then-serving company designees. Members of the Advisory Board will receive the same compensation provided to company designees serving on the Board of Directors of Vericity. Advisory Board members will serve until the earlier of the sale of Vericity to a third party, the fifth anniversary of the closing of our 2019 offering or a member’s death, resignation or removal for cause. The initial Advisory Board consists of Ms. Bynoe, Mr. Fibiger and Mr. Groot. Mr. Schacht was added to the Advisory Board in August of 2022 as he attained the age of 80 in 2022 and was no longer eligible to serve on the Vericity Board. Amount shown in Director Compensation represents total payments for 2022 which include compensation for participation on the Advisory Board.

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

Mr. Schacht was selected to serve on our original board and now our Advisory Board because of his experience in the insurance industry and his knowledge of legal and regulatory matters affecting our operations.

Item 11. Executive Compensation.

The following table shows the compensation information for our President and Chief Executive Officer, our Executive Vice President and President and Chief Operating Officer of Fidelity Life and our Executive Vice President and President and Chief Operating Officer of Efinancial based on compensation earned for the years ended December 31, 2022 and December 31, 2021 (our “named executive officers”).

			Non-Equity Incentive Plan Compensation	All Other Compensation
Name and Principal Position	Year	Salary ($)	($)(1)	(2)(3)	Total ($)
James Hohmann	2022	767,350	411,491	41,181	1,220,022
President and Chief Executive Officer of Vericity	2021	767,350	425,419	46,235	1,239,004
James Harkensee	2022	450,000	177,086	31,312	658,398
Executive Vice President of Vericity, President and Chief Operating Officer of Fidelity Life	2021	450,000	189,536	36,613	676,149
Laura Zimmerman	2022	382,500	141,451	30,836	554,787
Executive Vice President, Chief Marketing Officer	2021	367,500	140,356	30,767	538,623
Chris Campbell (4)	2022	111,406	—	484,428	595,834
Executive Vice President of Vericity, President and Chief Operating Officer of Efinancial	2021	412,000	141,806	33,819	587,625

(1)
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

Short-Term Incentive Program

2022 Short-Term Incentive Program

Under the annual bonus program, the compensation committee established 2022 bonus opportunities. Mr. Hohmann’s annual bonus opportunity was 0% to 140% of his base salary, with his target bonus opportunity equal to 80% of base salary. The bonus opportunity for each of Messrs. Harkensee and Ms. Zimmerman was 0% to 96.25% of their base salary, with the target bonus opportunity equal to 55% of their respective base salaries. The amount of bonus paid depended on achievement of performance measures recommended by management and approved by the compensation committee.

The performance award for each of our named executive officers was based on the following performance categories:

•
Corporate (Fidelity Life pre-tax GAAP earnings and Efinancial EBITDA combined; Cash Management at Holding Company level, research & technology initiatives;

•
Fidelity Life (pre-tax statutory operating income; pre-tax GAAP income; 3rd party business growth

•
Efinancial (EBITDA; net revenue; and gross contribution margin).

Mr. Hohmann’s bonus opportunity was weighted 50% Corporate, 25% Fidelity Life, and 25% Efinancial. Mr. Harkensee’s bonus opportunity was weighted 30% Corporate, 40% Fidelity Life, and 30% Efinancial. Ms. Zimmerman’s bonus opportunity was weighted 40% Corporate, 30% Fidelity Life, and 30% Efinancial.

In 2022, we achieved 66% of target for Corporate, 109% for Fidelity Life, and 27% for Efinancial. Based on this performance, 2022 annual bonuses for our named executive officers are reflected in the table above.

2021 Short-Term Incentive Program

Under the annual bonus program, the compensation committee established 2021 bonus opportunities. Mr. Hohmann’s annual bonus opportunity was 0% to 140% of his base salary, with his target bonus opportunity equal to 80% of base salary. The bonus opportunity for each of Messrs. Harkensee and Ms. Zimmerman was 0% to 96.25% of their base salary, with the target bonus opportunity equal to 55% of their respective base salaries. The amount of bonus paid depended on achievement of performance measures recommended by management and approved by the compensation committee.

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

Mr. Hohmann’s bonus opportunity was weighted 50% Corporate, 25% Fidelity Life, and 25% Efinancial. Mr. Harkensee’s bonus opportunity was weighted 30% Corporate, 40% Fidelity Life, and 30% Efinancial. Ms. Zimmerman's bonus opportunity was weighted 40% Corporate, 30% Fidelity Life, and 30% Efinancial.

In 2021, we achieved 69% of target for Corporate, 140% for Fidelity Life, and 0% for Efinancial. Based on this performance, 2021 annual bonuses for our named executive officers are reflected in the table above.

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

Employment Agreements

We have entered into employment agreements with Messrs. Hohmann, Harkensee, Kim and Buchanan. The employment agreements provide for a base salary, subject to increase as determined by the Company. Pursuant to the employment agreements, these executives are eligible to participate in all employee profit sharing and welfare benefit plans for executives as well as our annual short term incentive program, and Change in Control Severance Benefits Plan (the “CIC Plan”). The employment agreements require the Company to indemnify any executive who is made a party or is threatened to be made a party to any action, suit or proceeding because he or she is or was a director or officer of the Company, subject to certain conditions. In such case, the Company will provide for the advancement of certain expenses.

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

Director Compensation

In 2022, each non-employee director and advisory director of Vericity, Inc. received an annual retainer of $100,000 which was paid on a quarterly basis. Messrs. Rahe, Dong and Perry do not receive cash compensation from the Company for service as a director of Vericity, Inc. Following the closing of the IPO, each director other than Messrs. Rahe and Dong also received a grant of Class B Units under the EI Plan. See “—Apex Holdco Equity Incentive Plan” above for additional information.

The table below summarizes the total compensation earned from the Company and its subsidiaries by our non-employee directors for service as a director for the fiscal year ended December 31, 2022.

		Non-Equity
	Fees Earned or	Incentive Plan
	Paid in Cash	Compensation	Total
Linda Walker Bynoe	$100,000	$—	$100,000
John A. Fibiger	100,000	—	100,000
Richard A. Hemmings	100,000	—	100,000
Steven L. Groot	100,000	—	100,000
James W. Schacht (1)	100,000	—	100,000
Neil Ashe	100,000	—	100,000
Eric Rahe	—	—	—
Calvin Dong	—	—	—
Scott Perry	—	—	—

(1) Mr.Schacht moved to the Advisory Board in August of 2022. The amount shown represents total payments for 2022 which include compensation for participation on the Advisory Board.

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

We have based our calculations of the percentage of beneficial ownership on 14,875,000 shares of common stock outstanding on March 31, 2023.

Five Percent Shareholders

The following table sets forth information regarding all persons known by the Company to be the beneficial owner of more than 5% of the Company's common stock as of March 30, 2023.

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

Directors and Executive Officers

The following table sets forth information regarding our common stock beneficially owned as of March 30, 2023 by (i) each director, (ii) each of the named executive officers, and (iii) all current directors and executive officers as a group.

Directors & Executive Officers	Number of Shares and Nature of Beneficial Ownership	Percentage of Class (%)
Neil Ashe	-	0
Calvin Dong	453	*(1)
Richard A. Hemmings	193,500	1.3
James E. Hohmann	625,532	4.2
Scott Perry	-	0
Eric Rahe	-	0
James C. Harkensee	327,782	2
Laura Zimmerman	120,104	*(1)
All current directors and executive officers as a group (12 persons)	1,553,296	10.4

(1)
Ownership percentage is less than 1.0%.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The Company has no related party transactions.

Item 14. Principal Accountant Fees and Services.

The following table provides information regarding the fees incurred to Deloitte & Touche LLP during the years ended December 31, 2022 and 2021. All fees described below were approved by the audit committee.

(dollars in thousands)	2022	2021
Audit Fees (1)	$1,200	$1,100
Audit Related Fees (2)	—	7
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$1,200	$1,107

(1)
Audit Fees of Deloitte & Touche LLP for 2022 and 2021 were for professional services associated with the annual audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements and the issuance of consents and comfort letters in connection with registration statement filings with the SEC.
(2)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” No such services were incurred in 2022 and 2021.
(3)
Tax Fees consist of fees for tax compliance, tax advice and tax planning. No such services were incurred in 2022 and 2021.
(4)
All Other Fees include any fees billed that are not audit, audit-related or tax fees. No such services were incurred in 2022 and 7 in 2021.

Before an independent registered public accounting firm is engaged by the Company to render audit or non-audit services, our audit committee must review the terms of the proposed engagement and pre-approve the engagement. The audit committee may delegate authority to one or more of the members of the audit committee to provide these pre-approvals for audit or non-audit services, provided that the person or persons to whom authority is delegated must report the pre-approvals to the full audit committee at its next scheduled meeting. Audit committee pre-approval of non-audit services (other than review and attest services) are not required if those services fall within available exceptions established by the SEC. The audit committee pre-approved all audit, audit-related, tax and other services provided by Deloitte & Touche LLP for the fiscal years 2022 and 2021 and the estimated costs of those services. Actual amounts billed, to the extent in excess of the estimated amounts, were periodically reviewed and approved by the audit committee.

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

Vericity, Inc.

Date: March 31, 2023	By:	/s/ Chris S. Kim
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

Name	Title	Date

/s/ James E. Hohmann	Director, Chief Executive Officer, and President	March 31, 2023
James E. Hohmann

/s/ Chris S. Kim	Executive Vice President, Chief Financial Officer and Treasurer	March 31, 2023
Chris S. Kim

/s/ Eric Rahe	Director and Chairman	March 31, 2023
Eric Rahe

/s/ Neil Ashe	Director	March 31, 2023
Neil Ashe

/s/ Calvin Dong	Director	March 31, 2023
Calvin Dong

/s/ Richard A. Hemmings	Director	March 31, 2023
Richard A. Hemmings

/s/ Scott Perry	Director	March 31, 2023
Scott Perry

/s/ Laura R. Zimmerman	Director	March 31, 2023
Laura R. Zimmerman