Form 10-Q
period 2023-03-31
Vericity, Inc.
filed 2023-05-15
CIK 1575434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

The number of shares of Registrant’s Common Stock outstanding as of May 12, 2023 was 14,875,000.

Part 1. Financial Information

Item I. Financial Statements

Vericity, Inc.

Interim Condensed Consolidated Balance Sheets

(dollars in thousands)

	March 31,	December 31,
	2023	2022

Assets
Investments:
Fixed maturities – available-for-sale – at fair value (amortized cost; $330,039 and $331,946, net of allowances for credit losses of $0 and $0)	$304,158	$298,138
Mortgage loans (net of allowances for credit losses of $334 and $83)	43,454	45,270
Policyholder loans	6,853	6,699
Other invested assets	3,312	3,693
Total investments	357,777	353,800
Cash, cash equivalents and restricted cash	5,295	9,776
Accrued investment income	3,332	3,006
Reinsurance recoverables (net of allowances for credit losses of $126 and $126)	224,513	214,862
Deferred policy acquisition costs	88,674	90,189
Commissions and agent balances (net of allowances for credit losses of $336 and $338)	43,500	34,766
Intangible assets	1,635	1,635
Deferred income tax assets, net	28,123	28,437
Other assets	38,140	33,607
Total assets	790,989	770,078
Liabilities and Shareholders' Equity
Liabilities
Future policy benefits and claims	464,183	453,763
Policyholder account balances	74,728	77,443
Other policyholder liabilities	46,308	47,486
Policy dividend obligations	9,837	9,515
Reinsurance liabilities and payables	6,932	6,246
Long-term debt	31,822	30,213
Short-term debt	7,852	6,976
Other liabilities	33,739	27,093
Total liabilities	675,401	658,735
Commitments and Contingencies (Note 6)
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	15
Additional paid-in capital	39,840	39,840
Retained earnings	99,592	101,660
Accumulated other comprehensive (loss) income	(23,859)	(30,172)
Total shareholders' equity	115,588	111,343
Total liabilities and shareholders' equity	$790,989	$770,078

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Operations

(dollars in thousands, except earnings per share)

	Three Months Ended March 31,
	2023	2022

Revenues
Net insurance premiums	$24,338	$22,160
Net investment income	4,347	3,467
Net (losses) gains on investments	(539)	1,548
Earned commissions	14,749	11,037
Insurance lead sales	1,222	1,238
Other income	505	62
Total revenues	44,622	39,512
Benefits and expenses
Life, annuity, and health claim benefits	16,371	14,798
Interest credited to policyholder account balances	689	728
Operating costs and expenses	25,769	25,154
Amortization of deferred policy acquisition costs	3,648	4,912
Total benefits and expenses	46,477	45,592
(Loss) income before income tax	(1,855)	(6,080)
Income tax (benefit) expense	26	(418)
Net (loss) income	$(1,881)	$(5,662)

Earnings per share for the periods
	Three Months Ended March 31,
	2023	2022
	(Unaudited)	(Unaudited)
Weighted average shares outstanding, basic and diluted	14,875,000	14,875,000
Basic earnings per share	$(0.13)	$(0.38)
Diluted earnings per share	$(0.13)	$(0.38)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Comprehensive (Loss) Income

(dollars in thousands)

	Three Months Ended March 31,
	2023	2022

Net (loss) income	$(1,881)	$(5,662)
Other comprehensive (loss) income, net of tax:
Change in net unrealized (losses) gains	6,313	(15,226)
Total other comprehensive income (loss)	6,313	(15,226)
Total comprehensive income (loss)	$4,432	$(20,888)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands)

	Three Months Ended March 31,
	2023	2022

Common stock
Balance – beginning of period	$15	$15
Balance – end of period	$15	$15

Additional paid-in capital
Balance – beginning of period	$39,840	$39,840
Balance – end of period	$39,840	$39,840

Retained earnings
Balance – beginning of period	$101,660	$122,120
Cumulative effect adjustment from changes in accounting guidance, net of tax	(187)	—
Balance after adjustments - beginning of period	$101,473	$122,120
Net (loss) income	(1,881)	(5,662)
Balance – end of period	$99,592	$116,458

Accumulated other comprehensive income (loss)
Balance – beginning of period	$(30,172)	$10,929
Other comprehensive (loss) income	6,313	(15,226)
Balance – end of period	$(23,859)	$(4,297)
Total shareholders' equity	$115,588	$152,016

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	Three Months Ended March 31,
	2023	2022

Cash flows from operating activities
Net (loss) income	$(1,881)	$(5,662)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization and other non-cash items	1,221	1,199
Interest credited to policyholder account balances	689	728
Deferred income tax	(999)	(1,201)
Net investment losses (gains)	539	(1,548)
Interest expense	492	325
Change in:
Accrued investment income	(326)	(148)
Reinsurance recoverables net	(9,651)	(20,269)
Deferred policy acquisition costs	1,515	3,398
Commissions and agent balances	(8,734)	(447)
Other assets	(2,134)	(2,227)
Insurance liabilities	9,283	14,071
Other liabilities	4,632	6,217
Net cash (used) provided by operating activities	(5,354)	(5,564)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturities	22,384	12,759
Mortgage loans	1,709	1,761
Purchases of:
Fixed maturities	(20,273)	(11,685)
Mortgage loans	(144)	(1,323)
Other invested assets	(164)	(137)
Change in policyholder loans, net	(154)	(78)
Other, net	(1,120)	(2,121)
Net cash provided (used) by investing activities	2,238	(824)
Cash flows from financing activities
Debt issued	12,876	—
Debt repaid	(10,883)	(708)
Deposits to policyholder account balances	210	104
Withdrawals from policyholder account balances	(3,568)	(1,424)
Net cash (used) provided by financing activities	(1,365)	(2,028)
Net (decrease) in cash, cash equivalents and restricted cash	(4,481)	(8,416)
Cash, cash equivalents and restricted cash – beginning of period	9,776	22,399
Cash, cash equivalents and restricted cash – end of period	$5,295	$13,983
Supplemental cash flow information	—	—

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

The accompanying interim condensed consolidated financial statements present the accounts of the Company and subsidiaries for the three months ended March 31, 2023 and March 31, 2022 and at March 31, 2023 and December 31, 2022. These interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report in the Form 10-K for the year ended December 31, 2022. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Basis of Presentation

These interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report, as is permitted by such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2022, and notes thereto, included in the Form 10-K.

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

Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance requires that Other-Than-Temproary Impairment (OTTI)on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through net gains (losses) on investments. The guidance also requires enhanced disclosures. In March 2022, the FASB issued ASU 2022-02 – Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosure. This ASU was issued to eliminate the troubled debt restructuring recognition and measurement guidance for creditors that have adopted the current expected credit loss guidance while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. The Company has assessed the impact of ASU 2016-13 and has established an additional for credit losses on our mortgage portfolio of $237. The tax effected amount of $187 is reflected as a beginning of year equity as a

Cumulative effect adjustment from changes in accounting guidance, net of tax. The Company has also assessed fixed maturities - available-for-sale, reinsurance recoverables and commissions and agent balances and determined no additional allowance for credit losses is needed. We also adopted the required disclosures within Note 2 Investments, Note 4 Reinsurance, Note 9 Accumulated Other Comprehensive Income and Note 10 Business Segments.

Note 2 – Investments

The Company continuously monitors its investment strategies and individual holdings with consideration of current and projected market conditions, the composition of the Company’s liabilities, projected liquidity and capital investment needs, and compliance with investment policies and state regulatory guidelines.

Fixed Maturities

The amortized cost, gross unrealized gains, gross unrealized losses, fair value, and net of allowances for credit losses are included in accumulated other comprehensive income (AOCI) of fixed maturities available-for-sale are as follows:

	March 31, 2023
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agencies	$9,741	$491	$(390)	$9,842
U.S. agency mortgage-backed	7,382	50	(517)	6,915
State and political subdivisions	69,095	178	(9,568)	59,705
Corporate and miscellaneous	177,331	2,486	(13,553)	166,264
Foreign government	130	8	—	138
Residential mortgage-backed	5,802	94	(590)	5,306
Commercial mortgage-backed	22,157	24	(1,625)	20,556
Asset-backed	38,401	47	(3,016)	35,432
Total fixed maturities	$330,039	$3,378	$(29,259)	$304,158

	December 31, 2022
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses (1)
U.S. government and agencies	$9,258	$349	$(501)	$9,106	$—
U.S. agency mortgage-backed	9,429	63	(614)	8,878	—
State and political subdivisions	68,213	26	(12,015)	56,224	—
Corporate and miscellaneous	171,283	1,473	(16,275)	156,481	—
Foreign government	130	1	—	131	—
Residential mortgage-backed	4,912	140	(622)	4,430	(709)
Commercial mortgage-backed	21,374	2	(1,914)	19,462	—
Asset-backed	47,347	5	(3,926)	43,426	—
Total fixed maturities	$331,946	$2,059	$(35,867)	$298,138	$(709)

(1) Due to the adoption of the measurement of credit losses on financial instruments accounting standard, OTTI is not presented in retrospect in the table above.

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

	March 31, 2023
	Amortized Cost	Fair Value
Due in one year or less	$4,249	$4,251
Due after one year through five years	34,429	33,079
Due after five years through ten years	78,685	75,089
Due after ten years	138,934	123,530
Securities not due at a single maturity date — primarily mortgage and asset-backed	73,742	68,209
Total fixed maturities	$330,039	$304,158

Fixed maturities with a carrying value of $2,789 and $2,680 were on deposit with governmental authorities, as required by law at March 31, 2023 and December 31, 2022, respectively.

The Company’s fixed maturities portfolio was primarily composed of investment grade securities, defined as a security having a rating of Aaa, Aa, A, or Baa from Moody’s, AAA, AA, A, or BBB from Standard & Poor’s, or National Association of Insurance Commissioners (NAIC) rating of NAIC 1 or NAIC 2. Investment grade securities comprised 95.9% and 95.1% of the Company’s total fixed maturities portfolio at March 31, 2023 and December 31, 2022, respectively.

At March 31, 2023 and December 31, 2022, the Company had commitments to make investments in available-for-sale securities in the amount of $1,607 and $1,290, respectively.

Mortgage Loans

The Company makes investments in commercial mortgage loans. The Company, along with other investors, owns a pro rata share of each loan. The Company participates in 36 such investment instruments with ownership shares ranging from 0.6% to 30.0% of the trust at March 31, 2023. The Company owns a share of 323 mortgage loans with an average loan balance of $136 and a maximum exposure related to any single loan of $555. Mortgage loan holdings are diversified by geography and property type as follows:

	March 31, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$13,546	31.0%	$13,866	30.6%
Office	10,830	24.7%	11,115	24.5%
Industrial	7,982	18.2%	8,138	17.9%
Mixed use	5,190	11.9%	5,249	11.6%
Apartments	2,341	5.3%	2,796	6.2%
Medical office	2,762	6.3%	3,053	6.7%
Other	1,137	2.6%	1,136	2.5%
Gross carrying value of mortgage loans	43,788	100.0%	45,353	100.0%
Credit loss allowance (1)	(334)		(83)
Net carrying value of mortgage loans	$43,454		$45,270

	March 31, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
U.S. Region:
West South Central	$11,428	26.0%	$11,608	25.6%
East North Central	12,123	27.7%	12,320	27.2%
South Atlantic	8,451	19.3%	8,815	19.4%
West North Central	2,573	5.9%	2,871	6.3%
Mountain	2,789	6.4%	2,824	6.2%
Middle Atlantic	2,288	5.2%	2,310	5.1%
East South Central	3,634	8.3%	3,661	8.1%
New England	32	0.1%	34	0.1%
Pacific	470	1.1%	910	2.0%
Gross carrying value of mortgage loans	43,788	100.0%	45,353	100.0%
Credit loss allowance (1)	(334)		(83)
Net carrying value of mortgage loans	$43,454		$45,270

(1) Due to the adoption of the measurement of credit losses on financial instruments accounting standard, prior valuation allowance is now presented as an allowance for expected credit losses.

During the three months ended March 31, 2023 and March 31, 2022, $144 and $1,323 of new mortgage loans were purchased, respectively, which did not include second lien mortgage loans. There were no taxes, assessments, or any amounts advanced that were not included in the mortgage loan balances at March 31, 2023 and December 31, 2022. At March 31, 2023 and December 31, 2022, the Company had 4 and 3 mortgage loans with a total carrying value of $807 and $692 that were in a restructured status, respectively. There were no impairments for mortgage loans at March 31, 2023 and December 31, 2022.

The changes in the allowances for credit losses (includes $237 related to adoption of ASU 2016-13) for commercial mortgage loans were as follows:

	Three Months Ended March 31, 2023	Year Ended December 31, 2022
Beginning balance	$83	$69
Net increase in allowances for credit losses related to change in accounting standards (See Note 1)	237	—
Net increase in allowances for credit losses	14	14
Ending balance	$334	$83

At March 31, 2023 and December 31, 2022, the Company had no mortgage loans that were on non-accrual status.

At March 31, 2023 and December 31, 2022, the Company had commitments to make investments in mortgage loans in the amount of $2,699 and $2,575, respectively.

Net Investment Income

The sources of net investment income are as follows:

	Three Months Ended March 31,
	2023	2022
Income from:
Fixed maturities	$3,868	$3,142
Policyholder loans	97	87
Mortgage loans	726	669
Cash, cash equivalents and restricted cash	31	—
Gross investment income	4,722	3,898
Investment expenses	(375)	(431)
Net investment income	$4,347	$3,467

Investment expenses include investment management fees, some of which include incentives based on market performance, custodial fees and internal costs for investment-related activities.

Net Investment (Losses) Gains

The sources of net investment gains (losses) are as follows:

	Three Months Ended March 31,
	2023	2022
Investment (losses) gains from sales:
Fixed maturities	$36	$55
Mortgage loans	—	42
Gains and losses from sales	36	97
Valuation change of other invested assets - (decline) appreciation:	(545)	1,553
Change in allowance for credit losses (1)	(30)	(102)
Total net gains (losses) on investments	$(539)	$1,548

(1) Due to the adoption of the measurement of credit losses on financial instruments accounting standard, prior change in valuation allowance is now presented as a change in allowance for credit losses.

Change in Allowance for Credit Losses

The Company regularly reviews its investments portfolio for factors that may indicate that a decline in the fair value of an investment is other-than-temporary. A fixed maturity has credit losses if the fair value of the security is less than its amortized cost basis and the Company either intends to sell the fixed maturity or it is more likely than not the Company will be required to sell the fixed maturity before recovery of its amortized cost basis. For all other securities in an unrealized loss position in which the Company does not expect to recover the entire amortized cost basis, the security is deemed to have a credit loss.

Significant judgment is required in the determination of whether a credit loss has occurred for a security. The Company has developed a consistent methodology and has identified significant inputs for determining whether a credit loss has occurred. Some of the factors considered in evaluating whether a decline in fair value is a credit loss are the financial condition and prospects of the issuer, payment status, the probability of collecting scheduled principal and interest payments when due, credit ratings of the securities, and the duration and severity of the decline.

The credit loss component of fixed maturity impairment is calculated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of cash flows discounted at the effective rate implicit to the security at the date of purchase or prior impairment. The methodology and assumptions for estimating the cash flows vary depending on the type of security. For mortgage-backed and asset-backed securities, cash flow estimates, including prepayment assumptions, are based on data from widely accepted third-party sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral characteristics, expectations of delinquency and default rates, and structural support, including subordination and guarantees. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss exists, and the security is considered to be temporarily impaired. If the present value of the expected cash flows is less than amortized cost, the security is determined to be impaired for credit reasons and a credit loss is recognized in earnings. The non-credit component, determined as the difference between the adjusted amortized cost basis and fair value, is recognized a credit loss in other comprehensive (loss) income.

The measurement of credit losses for available-for-sale fixed income securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the credit loss adjustment is recognized through an allowance which may change over time but once recorded cannot subsequently be reduced to an amount below zero. Previously these credit loss adjustments were recorded as OTTI and were not reversed once recorded.

A roll-forward of the cumulative credit losses on fixed maturities are as follows:

	March 31,	December 31,
	2023	2022
Beginning balance of credit losses on fixed maturities	$1,263	$837
Additional credit loss not previously recognized (1)	—	394
Additional credit loss that was previously recognized (1)	16	48
Reduction of credit losses related to securities sold during period	—	(16)
Ending balance of credit losses on fixed maturities	$1,279	$1,263

(1) Due to the adoption of the measurement of credit losses on financial instruments accounting standard, additional credit losses for OTTI is now presented as an additional credit loss.

Unrealized Losses for Fixed Maturities

The Company’s fair value and gross unrealized losses for fixed maturities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position are as follows:

	12 months or less		Longer than 12 months		Total
March 31, 2023	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. government and agencies	$1,739	$(326)	$1,092	$(64)	$2,831	$(390)
U.S. agency mortgage-backed	1,442	(80)	4,098	(437)	5,540	(517)
State and political subdivisions	18,121	(921)	33,828	(8,647)	51,949	(9,568)
Corporate and miscellaneous	63,989	(5,339)	34,641	(8,214)	98,630	(13,553)
Residential mortgage-backed	1,660	(108)	2,159	(482)	3,819	(590)
Commercial mortgage-backed	6,661	(377)	12,903	(1,248)	19,564	(1,625)
Asset-backed	6,569	(495)	25,821	(2,522)	32,390	(3,017)
Total fixed maturities	$100,181	$(7,646)	$114,542	$(21,614)	$214,723	$(29,260)

	12 months or less		Longer than 12 months		Total
December 31, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. agency mortgage-backed	$2,722	$(501)	$—	$—	$2,722	$(501)
State and political subdivisions	5,297	(578)	216	(36)	5,513	(614)
Corporate and miscellaneous	38,252	(7,036)	15,057	(4,979)	53,309	(12,015)
Foreign government	94,461	(13,479)	8,322	(2,796)	102,783	(16,275)
Residential mortgage-backed	3,286	(554)	344	(68)	3,630	(622)
Commercial mortgage-backed	16,218	(1,611)	2,655	(303)	18,873	(1,914)
Asset-backed	20,465	(1,726)	21,069	(2,200)	41,534	(3,926)
Total fixed maturities	$180,701	$(25,485)	$47,663	$(10,382)	$228,364	$(35,867)

The indicated gross unrealized losses in all fixed maturity categories decreased to $29,260 from $35,867 at March 31, 2023 and December 31, 2022, respectively. Based on the Company’s current evaluation of its fixed maturities in an unrealized loss position, in accordance with our impairment policy and the Company’s current intentions regarding these securities, the Company concluded that these securities do not have credit losses.

Information and concentrations related to fixed maturities in an unrealized loss position are included below. The tables below include fixed maturities and number of securities in an unrealized loss position for greater than and less than 12 months and the percentage that were investment grade at March 31, 2023.

	Unrealized Losses 12 months or less
	Gross Unrealized Losses	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. government and agencies	$(326)	$—	$(326)	$—	100%
U.S. agency mortgage-backed	(80)	(52)	(28)	—	100%
State and political subdivisions	(921)	(549)	(372)	—	100%
Corporate and miscellaneous	(5,339)	(2,008)	(2,847)	(484)	78%
Residential mortgage-backed	(108)	(76)	(4)	(28)	64%
Commercial mortgage-backed	(377)	(377)	—	—	100%
Asset-backed	(495)	(279)	(161)	(55)	100%
Gross Unrealized Losses	$(7,646)	$(3,341)	$(3,738)	$(567)

Total number of fixed maturities	356	276	70	10

	Unrealized Losses greater than 12 months
	Gross Unrealized Losses	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. government and agencies	$(64)	$(64)	$—	$—	100%
U.S. agency mortgage-backed	(437)	(207)	(230)	—	100%
State and political subdivisions	(8,647)	(74)	(2,895)	(5,678)	100%
Corporate and miscellaneous	(8,214)	(337)	(2,671)	(5,206)	82%
Residential mortgage-backed	(482)	—	(285)	(197)	93%
Commercial mortgage-backed	(1,248)	(796)	(452)	—	100%
Asset-backed	(2,522)	(909)	(1,422)	(191)	97%
Gross Unrealized Losses	$(21,614)	$(2,387)	$(7,955)	$(11,272)

Total number of fixed maturities	456	89	215	152

	Investment Grade	Below Investment Grade	Total

Fixed income securities with unrealized loss position less than or equal to 20% of amortized cost, net (1) (2)	$16,609	$812	$17,421
Fixed income securities with unrealized loss position greater than 20% of amortized cost, net (3) (4)	11,413	426	11,839
Total Unrealized Losses	$28,022	$1,238	$29,260

(1) Below investment grade fixed income securities include $349 that have been in an unrealized loss position for less than twelve months.

(2) Related to securities with an unrealized loss position less than 20% of amortized cost, net, the degree of which suggests that these securities do not pose a high risk of having credit losses.

(3) No below investment grade fixed income securities have been in an unrealized loss position for a period of twelve or more consecutive months.

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

The annuities in payout status are certain structured settlement contracts. The policy liability for structured settlement contracts of $13,167 and $13,118 at March 31, 2023 and December 31, 2022, respectively, is computed as the present value of contractually specified future benefits. The amount included in the policy liability for structured settlements that are life contingent at March 31, 2023 and December 31, 2022, is $10,211 and $10,097, respectively.

To the extent that unrealized gains on fixed maturities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded. A liability of $721 and $470 is included as part of the liability for structured settlements with respect to this deficiency at March 31, 2023 and December 31, 2022, respectively. The offset to this liability is recorded as a reduction of the unrealized capital gains included in AOCI.

Participating life insurance in-force was 3.2% and 3.9% of the face value of total life insurance at March 31, 2023 and December 31, 2022, respectively.

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

In the first quarter 2022, Fidelity Life entered into a reinsurance contract with Swiss Re Life & Health America Inc. (Swiss Re). This new treaty is in addition to existing coinsurance agreements, largely with Swiss Re on certain policies issued through and including December 31, 2020. The impact of this transaction to our segment results included an initial ceded premium in 2022 of $6.5 million based on the statutory reserves at January 1, 2022. The impact to pre-tax income is nominal, however various income statement lines are impacted.

Reinsurance recoverables are as follows:

	March 31,	December 31,
	2023	2022
Ceded future policy benefits	$180,321	$173,904
Claims and other amounts recoverables	44,192	40,958
Ending balance	$224,513	$214,862

The reconciliation of direct insurance premiums to net insurance premiums is as follows:

	Three Months Ended March 31,
	2023	2022
Direct premiums	$44,356	$43,163
Assumed premiums	9,913	13,242
Ceded premiums	(29,931)	(34,245)
Net insurance premiums	$24,338	$22,160

The reconciliation of direct life, annuity, and health claim benefits to life, annuity, and health claim benefits as follows:

	Three Months Ended March 31,
	2023	2022
Direct	$34,056	$41,256
Assumed	4,161	6,005
Ceded	(21,846)	(32,463)
Life, annuity, and health claim benefits	$16,371	$14,798

Net policy charges on universal life products were $47 and $46 for the three months ended March 31, 2023 and 2022, respectively and are included in other income.

At March 31, 2023 and December 31, 2022, reserves related to fixed‑rate annuity deposits assumed from a former affiliate company amounted to approximately $66,448 and $69,070, respectively, and are included with policyholder account balances in the Interim Condensed Consolidated Balance Sheets.

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

The assets and liabilities within the Closed Block are included in the Company’s consolidated financial statements on the same basis as other accounts of the Company. The maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at March 31, 2023 and December 31, 2022 is $10,876 and $10,792 of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience, respectively.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block, which is referred to as the actuarial calculation. The actuarial calculation projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the actuarial calculation as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block. The review of Closed Block experience also includes consideration of whether a policy dividend obligation should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. At March 31, 2023 and December 31, 2022, the Company recognized a policyholder dividend obligation of $9,837 and $9,515, respectively, resulting from the excess of actual cumulative earnings over the expected cumulative earnings and from accumulated net unrealized investment gains (losses) that have arisen subsequent to the establishment of the Closed Block.

Information regarding the Closed Block liabilities (assets) designated to the Closed Block is as follows:

	March 31,	December 31,
Closed Block Liabilities	2023	2022
Future policy benefits and claims	$29,282	$29,382
Policyholder account balances	6,643	6,731
Other policyholder liabilities	4,198	5,298
Policyholder dividend obligations	9,837	9,515
Other liabilities (assets)	1,888	586
Total Closed Block liabilities	51,848	51,512
Assets Designated to the Closed Block
Investments:
Fixed maturities - available-for-sale (amortized cost $41,225 and $40,522, respectively)	38,329	36,625
Policyholder loans	1,205	1,132
Total investments	39,534	37,757
Premiums due and uncollected	1,233	1,852
Accrued investment income	487	457
Reinsurance recoverables	13,764	13,885
Deferred income tax assets, net	4,262	4,263
Total assets designated to the Closed Block	59,280	58,214
Excess of Closed Block assets over liabilities	7,432	6,702
Amounts included in accumulated other comprehensive income:
Unrealized investment loss (gains), net of income tax	(2,288)	(3,079)
Total amounts included in accumulated other comprehensive income	(2,288)	(3,079)
Maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities (includes excess assets of $10,876 and $10,792, respectively)	$(9,720)	$(9,781)

	March 31,	December 31,
Policyholder Dividend Obligations	2023	2022
Beginning balance	$9,515	$12,669
Impact from earnings allocable to policyholder dividend obligations	322	(165)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligations	—	(2,989)
Ending balance	$9,837	$9,515

Information regarding the Closed Block revenues and expenses is as follows:

	Three Months Ended March 31,
	2023	2022
Revenues
Net insurance premiums	$1,377	$923
Net investment income	438	388
Net Realized Investment Gains (Losses)	1	—
Total revenues	1,816	1,311
Benefits and expenses
Life and annuity benefits - including policyholder dividends of $325 and $395, respectively	1,682	1,403
Interest credited to policyholder account balances	41	42
Operating costs and expenses	170	(51)
Total expenses	1,893	1,394
Revenues, net of expenses before provision for income tax expense (benefit)	(77)	(84)
Income tax expense (benefit)	(16)	(18)
Revenues, net of expenses and provision for income tax expense (benefit)	$(61)	$(66)

The Company charges the Closed Block with federal income taxes and state and local premium taxes, policy maintenance costs and investment management expenses relating to the Closed Block as provided in the Closed Block Memorandum.

The following table presents the amortized cost and fair value of the Closed Block fixed maturities portfolio by contractual maturity at March 31, 2023. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
Due in one year or less	$1,101	$1,089
Due after one year through five years	5,928	5,821
Due after five years through ten years	7,261	7,197
Due after ten years	23,306	20,698
Securities not due at a single maturity date — primarily mortgage and asset- backed	3,629	3,524
Total fixed maturities	$41,225	$38,329

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

Recurring and Non-Recurring Fair Value Measurements

The Company’s assets that are carried at fair value on a recurring and non-recurring basis, by fair value hierarchy level, are as follows:

March 31, 2023	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$9,842	$—	$9,842
U.S. agency mortgage-backed	—	6,915	—	6,915
State and political subdivisions		59,254	451	59,705
Corporate and miscellaneous	2,886	137,014	26,364	166,264
Foreign government	—	138	—	138
Residential mortgage-backed	—	5,306	—	5,306
Commercial mortgage-backed	—	20,556	—	20,556
Asset-backed	—	32,326	3,106	35,432
Total fixed maturities	2,886	271,351	29,921	304,158
Total recurring assets	$2,886	$271,351	$29,921	$304,158

December 31, 2022	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$9,106	$—	$9,106
U.S. agency mortgage-backed	—	8,878	—	8,878
State and political subdivisions	—	55,782	442	56,224
Corporate and miscellaneous	2,847	126,644	26,990	156,481
Foreign government	—	131	—	131
Residential mortgage-backed	—	4,430	—	4,430
Commercial mortgage-backed	—	19,462	—	19,462
Asset-backed	—	40,293	3,133	43,426
Total fixed maturities	2,847	264,726	30,565	298,138
Total recurring assets	$2,847	$264,726	$30,565	$298,138

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

		Total gains (losses) included in:
	Balance at January 1, 2023	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at March 31, 2023
Financial Assets
Fixed maturities
State and political subdivision	$442	$—	$9	$—	$—	$—	$—	$451
Corporate and miscellaneous	26,991	—	29	99	(1,167)	—	412	26,364
Asset-backed	3,133	133	83	78	(321)	—	—	3,106
Total assets	$30,566	$133	$121	$177	$(1,488)	$—	$412	$29,921

		Total gains (losses) included in:
	Balance at January 1, 2022	Net Income	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2022
Financial Assets
Fixed maturities
State and political subdivisions	$498	$—	$(56)	$—	$—	$—	$—	$442
Corporate and miscellaneous	24,740	2	(398)	3,198	(2,582)	1,468	563	26,991
Asset-backed	2,838	(122)	(325)	1,907	(1,260)	—	95	3,133
Total assets	$28,076	$(120)	$(779)	$5,105	$(3,842)	$1,468	$658	$30,566

There were 2 transfers from Level 3 to Level 2 and 3 transfers from level 2 to level 3 in 2023. There were 2 transfers from Level 3 to Level 2 and 6 transfers from level 2 to level 3 in 2022

Financial Instruments not Measured at Fair Value

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

		Estimated Fair Value
March 31, 2023	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$43,454	$—	$—	$39,888	$39,888
Policyholder loans	$6,853	$—	$—	$7,899	$7,899
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$16,621	$—	$—	$15,362	$15,362
Long/short-term debt	$39,674	$—	$—	$41,209	$41,209
Policyholder account balances	$74,728	$—	$—	$68,721	$68,721

		Estimated Fair Value
December 31, 2022	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$45,270	$—	$—	$41,622	$41,622
Policyholder loans	$6,699	$—	$—	$7,722	$7,722
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$16,555	$—	$—	$15,192	$15,192
Long/short-term debt	$37,189	$—	$—	$36,763	$36,763
Policyholder account balances	$77,443	$—	$—	$70,157	$70,157

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.

Mortgage Loans — Fair value was based on the discounted value of future cash flows for all first mortgage loans adjusted for specific loan risk. The discount rate was based on the rate that would be offered for similar loans at the reporting date. Fair value excludes $1,519 and $1,952 of second and mezzanine mortgages carried at cost for which fair value is not measurable at March 31, 2023 and December 31, 2022, respectively.

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

Note 8 – Long and Short-Term Debt

On March 31, 2022, Efinancial entered into a new commission financing arrangement and is taking new advances on this financing arrangement. Efinancial’s ability to receive advances under this arrangement will terminate when the aggregate amount advanced under the arrangement equals or exceeds $36.0 million. At March 31, 2023 and December 31, 2022, the Company had a net advance of $33,093 and $31,100, respectively, under this arrangement. At March 31, 2023, the Company expects to pay back the aggregate amounts as presented in the following table.

March 31, 2023
Due in one year or less	$7,852
Due after one year through two years	5,282
Due after two years through three years	4,907
Due after three years through four years	4,610
Due after four years through five years	4,225
Due after five years	31,276
Less discount	(18,478)
Total long/short-term debt	$39,674

Federal Home Loan Bank of Chicago

The Company is a member of the Federal Home Loan Bank of Chicago (FHLBC). As a member, the Company is able to borrow on a collateralized basis from the FHLBC which can be used as an alternative source of liquidity. The FHLBC membership requires the Company to own member stock. At March 31, 2023 and December 31, 2022, the Company held $270 and $180 of FHLBC common stock, which is ncluded in Other invested assets, respectively. The Company's ability to borrow under this facility is subject to the FHLBC's discretion and requires the availability of qualifying assets. As of March 31, 2023 and December 31, 2022, the Company had not pledged any assets and there were no outstanding borrowings.

Note 9 – Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income, net of taxes are as follows:

	Net Unrealized Gains (Losses) on Investments with Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at January 1, 2023	$362	$(30,534)	$(30,172)
Other comprehensive income (loss)
Unrealized holding (losses) gains from changes in the market value of securities	—	7,927	7,927
Impact on Policy benefit liabilities of changes in market value of securities	—	(251)	(251)
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	—	-	-
Income tax (expense) benefit	—	(1,363)	(1,363)
Other comprehensive income (loss), net of tax	—	6,313	6,313
Balance at March 31, 2023	$362	$(24,221)	$(23,859)

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at January 1, 2022	$362	$10,567	$10,929
Other comprehensive income (loss)
Unrealized holding (losses) gains from changes in the market value of securities	—	(24,644)	(24,644)
Impact on Policy benefit liabilities of changes in market value of securities	—	2,725	2,725
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	—	2,646	2,646
Income tax benefit (expense)	—	4,047	4,047
Other comprehensive income (loss), net of tax	—	(15,226)	(15,226)
Balance at March 31, 2022	$362	$(4,659)	$(4,297)

Note 10 – Business Segments

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

The segment results are as follows:

	Three Months Ended March 31, 2023				Three Months Ended March 31, 2022
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Net insurance premiums	$24,338	$—	$—	$24,338	$22,160	$—	$—	$22,160
Net investment income	4,273	—	74	4,347	3,335	—	132	3,467
Net (losses) gains on investments (1)	(307)	—	(232)	(539)	887	—	661	1,548
Earned commissions	—	15,094	(345)	14,749	—	11,138	(101)	11,037
Other income	275	1,452	—	1,727	62	1,238	—	1,300
Total revenues	28,579	16,546	(503)	44,622	26,444	12,376	692	39,512
Life, annuity, and health claim benefits	17,060	—	—	17,060	15,526	—	—	15,526
Operating costs and expenses	7,704	16,419	1,646	25,769	7,917	14,743	2,494	25,154
Amortization of deferred policy acquisition costs	3,648	—	—	3,648	4,912	—	—	4,912
Total benefits and expenses	28,412	16,419	1,646	46,477	28,355	14,743	2,494	45,592
Income (loss) before income taxes	$167	$127	$(2,149)	$(1,855)	$(1,911)	$(2,367)	$(1,802)	$(6,080)

(1) Due to the adoption of the measurement of credit losses on financial instruments accounting standard,

	March 31, 2023				December 31, 2022
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Investments and cash	$359,249	$516	$3,307	$363,072	$358,620	$1,094	$3,862	$363,576
Commissions and agent balances	9,996	33,504	—	43,500	4,751	30,015	—	34,766
Deferred policy acquisition costs	88,674	—	—	88,674	90,189	—	—	90,189
Intangible assets	—	1,635	—	1,635	—	1,635	—	1,635
Reinsurance recoverables net	224,513	—	—	224,513	214,862	—	—	214,862
Deferred income tax (liabilities) assets, net	13,631	—	14,492	28,123	13,489	—	14,948	28,437
Other	31,054	9,877	541	41,472	26,800	5,869	3,944	36,613
Total assets	$727,117	$45,532	$18,340	$790,989	$708,711	$38,613	$22,754	$770,078

All the Company’s significant revenues and long-lived assets are located in the United States, which is the Company’s country of domicile.
Note 11 –Subsequent Events

Management has evaluated subsequent events up to and including May 15, 2023, the date these Interim Condensed Consolidated Financial Statements were issued and determined there were no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2023 and 2022

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

Russia and Ukraine War

The Company believes the war in Ukraine does not have a material impact on the interim condensed consolidated financial statements of the Company at March 31, 2023.

National Service Group of AmeriLife, LLC

In the second quarter 2020, Fidelity Life entered into a General Agent’s agreement with an unaffiliated third party, National Service Group of AmeriLife, LLC (“AmeriLife”). The President of this entity, Scott Perry also sits on the Company’s Board of Directors. This agreement provides Fidelity Life access to AmeriLife distribution channels, its commission systems and assists in streamlining administrative processes related to commissions. This agreement also allows Efinancial to operate as a sub agent to AmeriLife. On May 15, 2020, the Company began selling products using this new distribution arrangement. Due to the large amount of the Company’s insurance policies now being sold through AmeriLife, dissolution of this agency arrangement could have a material impact on the Company’s financial statements. The Company has additional arrangements with AmeriLife wherein Efinancial’s sub agents may sell third party products through AmeriLife. To date it is not believed that any of these arrangements will exceed the related party thresholds described in 17 CFR § 229.404. Should these or other arrangements change or exceed the aforementioned threshold, after review by the CFO and General Counsel, the Company’s Chairman will be advised and written sign-off will be required from the Company's Chairman.

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

Non Core Life - Our Non Core Life business consists of: products that are currently being marketed but are not deemed to be of high strategic importance to the Company inforce policies from product lines introduced since Fidelity Life resumed independent operations in 2005 but were subsequently discontinued and an older annuity block of business that was not included in the Closed Block.

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

Critical Accounting Policies

Our critical accounting policies are described in “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” to our Consolidated Financial Statements as of and for the year ended December 31, 2022 included in the Form 10-K. The preparation of the Interim Condensed Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. We regularly evaluate our estimates and judgments based on historical experience, market indicators and other relevant factors and circumstances. Actual results may differ from these estimates under different assumptions or conditions and may affect our financial position and results of operations. Accordingly, these Interim Condensed Consolidated Financial Statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2022, and notes thereto, included in the Form 10-K.

Results of Operations

The major components of operating revenues, benefits and expenses and net (loss) income were as follows (certain prior year values have been re-classified due to the adoption of ASU 2016-02, see footnote 1 in this form 10-Q):

Vericity, Inc. Consolidated Results of Operations

(dollars in thousands)

	Three Months Ended March 31,
(dollars in thousands)
Revenues	2023	2022
Net insurance premiums	$24,338	$22,160
Net investment income	4,347	3,467
Net (losses) gains on investments	(539)	1,548
Earned commissions	14,749	11,037
Insurance lead sales	1,222	1,238
Other income	505	62
Total revenues	44,622	39,512
Benefits and expenses
Life, annuity, and health claim benefits	16,371	14,798
Interest credited to policyholder account balances	689	728
Operating costs and expenses	25,769	25,154
Amortization of deferred policy acquisition costs	3,648	4,912
Total benefits and expenses	46,477	45,592
(Loss) income before income taxes	(1,855)	(6,080)
Income tax expense (benefit)	26	(418)
Net (loss) income	$(1,881)	$(5,662)

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Total Revenues

For the three months ended March 31, 2023, total revenues were $44.6 million compared to $39.5 million for the three months ended March 31, 2022. This increase of $5.1 million resulted primarily from higher earned commissions, net insurance premiums and net investment income, partially offset by an increase in net losses on investments and lower insurance lead sales.

Benefits and Expenses

For the three months ended March 31, 2023, total benefits and expenses were $46.5 million compared to $45.6 million for the three months ended March 31, 2022. The increase is driven by higher claim benefits and operating expenses, offset by lower amortization of deferred policy acquisition costs.

(Loss) Income Before Income Taxes

For the three months ended March 31, 2023, net loss before taxes was $1.9 million compared to net loss before taxes of $6.1 million for the three months ended March 31, 2022. The decreased net loss of $4.1 million was primarily due to higher earned commissions, net insurance premiums and net investment income, partially offset by higher claim benefits, higher net losses on investments, and higher operating costs and expenses.

Consolidated Results

The following analysis reconciles the reported segment results to the Company’s total consolidated results.

	Three Months Ended March 31,
	2023	2022
(dollars in thousands)
(Loss) income before income tax by segment
Agency	$127	$(2,367)
Insurance	167	(1,911)
Corporate & Other	(2,149)	(1,802)
(Loss) income from operations before income tax	(1,855)	(6,080)
Income tax expense (benefit)	26	(418)
Net (loss) income	$(1,881)	$(5,662)

Agency Segment

The results of our Agency Segment were as follows:

	Three Months Ended March 31,
	2023	2022
(dollars in thousands)
Revenues
Earned commissions	$15,094	$11,138
Insurance lead sales & Other	1,452	1,238
Total revenues	16,546	12,376
Expenses
Operating costs and expenses	16,419	14,743
Total expenses	16,419	14,743
Income (loss) before income taxes	$127	$(2,367)

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Earned Commissions

For the three months ended March 31, 2023, earned commissions were $15.1 million compared to $11.1 million for the three months ended March 31, 2022. This increase of $4.0 million resulted from increased sales in the retail channel.

Operating Costs and Expenses

For the three months ended March 31, 2023, operating costs and expenses were $16.4 million compared to $14.7 million for the three months ended March 31, 2022. This increase of $1.7 million was primarily due to an increase in variable costs.

Income (Loss) Before Income Taxes

For the three months ended March 31, 2023, the Agency Segment net income was $0.1 million compared to net loss of $2.4 million for the three months ended March 31, 2022. This increase in net income of $2.5 million was the result of higher retail sales, partially offset by increased variable expenses.

Insurance Segment

The results of our Insurance Segment were as follows (certain prior year values have been re-classified due to the adoption of ASU 2016-02, see footnote 1 in this form 10-Q):

	Three Months Ended March 31,
	2023	2022
(dollars in thousands)
Revenues
Net insurance premiums	$24,338	22,160
Net investment income	4,273	3,335
Net (losses) gains on investments	(307)	887
Other income	275	62
Total revenues	$28,579	$26,444
Benefits and expenses
Life, annuity, and health claim benefits	16,371	14,804
Interest credited to policyholder account balances	689	722
Operating costs and expenses	7,704	7,917
Amortization of deferred policy acquisition costs	3,648	4,912
Total benefits and expenses	28,412	28,355
Income (loss) before income taxes	$167	$(1,911)

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Net Insurance Premiums

For the three months ended March 31, 2023, net insurance premiums were $24.3 million compared to $22.2 million for the three months ended March 31, 2022. The increase of $2.1 million was primarily due to a 2022 reinsurance agreement with Swiss Re in 2022, (see discussion earlier in this Management Discussion and Analysis of Financial Condition and results of Operations) which reduced 2022 net insurance premiums by $6.5 million. This was partially offset by lower net insurance premiums in 2023 of $4.4 million which included decreases in our Core lines of $4.1 million, primarily due to our LifeTime benefit Term (LBT) and RAPIDecision® Life products, and a decrease of $0.7 million in our Non-Core lines and offset by an increase in Closed Block of $0.4 million.

Net Investment Income

For the three months ended March 31, 2023, net investment income increased to $4.3 million compared to $3.3 million for the three months ended March 31, 2022. The $1.0 million increase was mainly due to higher reinvestment yields in the fixed maturities portfolio. For more information on net investment income, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Other Income

For the three months ended March 31, 2023, other income increased to $0.3 million compared to $0.1 million for the three months ended March 31, 2022. The $0.2 million increase was mainly due to a licensing arrangement on our patented LifeTime Benefit term product.

Net (Losses) Gains on Investments

For the three months ended March 31, 2023, net losses on investments was $0.3 million compared to net gains of $0.9 million for the three months ended March 31, 2022. The $1.2 million decrease was mainly due to valuation changes of other invested assets. For more information on net (losses) gains on investments, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Life, Annuity and Health Claim Benefits

For the three months ended March 31, 2023, life, annuity and health claim benefits were $16.4 million compared with $14.8 million for the three months ended March 31, 2022. This increase of $1.6 million was primarily due to a 2022 reinsurance agreement with Swiss Re, (see discussion earlier in this Management Discussion and Analysis of Financial Condition and results of Operations), which reduced 2022 life, annuity and health claim benefits by $6.5 million. The remaining decrease in 2023 of $5.0 million primarily includes decreases in our Core lines of $1.5 million, non-Core lines of $3.5 million.

Operating Costs and Expenses

For the three months ended March 31, 2023, operating costs and expenses were $7.7 million compared to $7.9 million for the three months ended March 31, 2022. The $0.2 million decrease was attributable to an increase in reinsurance allowances of $1.6 million, partially offset by increases in commissions of $0.6 million and other operating expenses of $0.8 million.

Amortization of Deferred Policy Acquisition Costs

For the three months ended March 31, 2023, amortization of deferred policy acquisition costs was $3.6 million compared to $4.9 million for the three months ended March 31, 2022. The decrease of $1.3 million primarily related to an increase of $3.3 million in Core, partially offset by a decrease in Non-Core of $2.0 million.

Income (Loss) Before Income Taxes

For the three months ended March 31, 2023, net income was $0.2 million compared to net loss of $1.9 million for the three months ended March 31, 2022. This increase in net income of $2.1 million resulted primarily from an increase of net insurance premiums of $2.2 million, decreased amortization of deferred policy acquisition costs of $1.3 million, an increase in net investment income of $1.0 million, a decrease in operating expenses of $0.2 million and an increase in other income of $0.2 million. These were partially offset by a $1.6 million increase in life, annuity and health claim benefits and a decrease in net gains (losses) on investments of $1.3 million

Closed Block

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

The maximum future earnings to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at March 31, 2023 and December 31, 2022, are $10.9 million and $10.8 million, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

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

Corporate & Other Segment

The results of the Corporate & Other Segment were as follows:

	Three Months Ended March 31,
	2023	2022
(dollars in thousands)
Revenues
Net investment income	$74	$132
Net (losses) gains on investments	(232)	661
Earned commissions	(345)	(101)
Total revenues	(503)	692
Expenses
Operating costs and expenses	1,646	2,494
Total expenses	1,646	2,494
(Loss) income from operations before income tax	$(2,149)	$(1,802)

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

Net (Losses) Gains on Investments

For the three months ended March 31, 2023, net (losses) gains on investments were ($0.2) million compared to $0.7 million for the three months ended March 31, 2022. The (losses) gains are attributable to net asset valuation changes of other invested assets.

Earned Commissions

For the three months ended March 31, 2023, earned commissions were ($0.3) million compared to ($0.1) million for the three months ended March 31, 2022. The decrease is related to increased intersegment earned commissions.

Operating Expenses

For the three months ended March 31, 2023, operating expenses were $1.6 million compared to $2.5 million for the three months ended March 31, 2022. The decrease of $0.9 million is primarily related to the reduction of staff costs.

(Loss) Income Before Income Taxes

For the three months ended March 31, 2023, net loss increased to $2.1 million from $1.8 million for the three months ended March 31, 2022. The increased loss is primarily due to losses on investments, partially offset by lower operating costs and expenses.

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

The following table shows the distribution of the fixed maturities classified as available-for-sale by quality rating using the rating assigned by Standard & Poor’s (S&P), a nationally recognized statistical rating organization. For securities where the S&P rating is not available (not rated), the NAIC rating is used. Over the periods presented, we have maintained a consistent weighted average bond quality rating of “A.” The percentage allocation of total investment grade securities was 95.9% and 95.1% at March 31, 2023 and December 31, 2022, respectively.

	Estimated Fair Value
	March 31, 2023		December 31, 2022
	(dollars in thousands)
S&P Rating
AAA	$43,823	14.4%	$53,065	17.8%
AA	69,712	22.9%	66,283	22.2%
A	76,362	25.1%	64,018	21.5%
BBB	54,635	18.0%	56,194	18.8%
Not rated	47,123	15.5%	44,163	14.8%
Total investment grade	291,655	95.9%	283,723	95.1%
BB	4,268	1.4%	5,520	1.9%
B	4,208	1.4%	4,778	1.6%
CCC	337	0.1%	492	0.2%
Not Rated	3,690	1.2%	3,625	1.2%
Total below investment grade	12,503	4.1%	14,415	4.9%
Total	$304,158	100.0%	$298,138	100.0%

The following table sets forth the maturity profile of our fixed maturities at March 31, 2023 from December 31, 2022. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	March 31, 2023				December 31, 2022
(dollars in thousands)	Amortized Cost	%	Fair Value	%	Amortized Cost	%	Fair Value	%
Due in one year or less	$4,249	1.3%	$4,251	1.4%	$6,239	1.9%	$6,207	2.1%
Due after one year through five years	34,429	10.4%	33,079	10.9%	34,330	10.3%	32,719	11.0%
Due after five years through ten years	78,685	23.8%	75,089	24.7%	72,312	21.8%	67,472	22.6%
Due after ten years	138,934	42.2%	123,530	40.6%	136,004	41.0%	115,545	38.7%
Securities not due at a single maturity date-primarily mortgage and asset-backed securities	73,742	22.3%	68,209	22.4%	83,061	25.0%	76,195	25.6%
Total fixed maturities	$330,039	100.0%	$304,158	100.0%	$331,946	100.0%	$298,138	100.0%

Every quarter, we review all investments where the market value is less than the carrying value to ascertain if the impairment of the security’s value has credit losses. The quarterly review is targeted to focus on securities with larger impairments and that have been in an impaired status for longer periods of time. See “Note 9 – Accumulated Other Comprehensive (Loss) Income” in the accompanying Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Net Investment Income

One key measure of our net investment income is the book yield on our holdings of fixed maturities classified as available-for-sale. Fair value of these securities totaled $304.2 million and $298.1 million as of March 31, 2023 and December 31, 2022, respectively. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying investments for the period. For the three months ended March 31, 2023 and 2022, our book yield on fixed maturities available-for-sale was 4.6% and 3.8%, respectively. See “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Interest Credited to Policyholder Account Balances

Included with the future policy benefits is the liability for contract holder deposits on deferred annuity contracts assumed through two reinsurance agreements effective in 1991 and 1992 and certain other policy funds left on deposit with the Company. The aggregate liability for deposits is as follows:

	March 31, 2023	December 31, 2022	March 31, 2023	March 31, 2022
	Ending Balance	Ending Balance	Year to Date Interest Credited	Year to Date Interest Credited
	(dollars in thousands)
Annuity contract holder deposits—assumed	$66,448	$69,070	$640	$677
Dividends left on deposit	6,643	6,731	41	42
Other	1,637	1,642	9	9
Total	$74,728	$77,443	$690	$728

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

Net Gains (Losses) on Investments

Net gains (losses) on investments are subject to general economic trends and generally correlate with movements in major market indexes. The amounts classified as net realized gains (losses) in our Interim Condensed Consolidated Statements of Operations include amounts realized from sales of investments, mark-to-market adjustments and allowances for credit loss of individual securities related to credit impairment. See “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Unrealized Holding Gains (Losses)

The Company records capital appreciation/depreciation on the available-for-sale fixed maturities. At March 31, 2023 and 2022, accumulated other comprehensive income, from mark-to-market adjustments of our available-for-sale fixed income securities, net of federal income taxes and reserves was $6.3 million and ($15.2) million, respectively. See “Note 9 – Accumulated other comprehensive (loss) income” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

At March 31, 2023 our fixed maturity securities had an unrealized loss of $25.9 million compared to an unrealized loss of $33.8 million at December 31, 2022. The Company’s unrealized gain incurred in 2023 was $7.9 million in our fixed maturities portfolio which has a duration of 4.3 years, convexity of 0.835, and current yield of 6.0%, is primarily accounted for by the decrease in the 10-year treasury bill yield for the first three months of 2023 of 40 basis points.

Financial Position

At March 31, 2023, we had total assets of $791.0 million compared to total assets at December 31, 2022 of $770.1 million, an increase of $20.9 million.

Reinsurance recoverables increased $9.7 million as a result of a $7.2 million increase in ceded policy and claim reserves and $2.4 million related to timing of settlements of reinsured claims. Commission and agent balances increased $8.7 million due to increased commission receivables in the Agency segment and increased agent debit balances in the insurance segment. The invested asset base increased $4.0 million, mainly due to $7.9 million in net unrealized gains. The remainder represents net purchases and sales in the portfolio. Cash and cash equivalents decreased of $4.5 million is attributable to cash used in operating, investing and financing activities. See Cash Flows section for further discussion on changes in cash. Other assets increased $4.5 million, primarily due settlements of invested assets and prepaid expenses. Accrued investment income increased $0.3 million due to timing of receipt of earnings. The above decreases were partially offset by the following: Deferred policy acquisition costs decreased $1.5 million, due to deferrals on new business of $2.2M and amortization of $3.6 million. Deferred income tax assets decreased $0.3 million due to tax of $1.4 million on unrealized investment market losses offset by $1.1 million increase as a result of net loss.

At March 31, 2023, we had total liabilities of $675.4 million compared to total liabilities of $658.7 million at December 31, 2022, an increase of $16.7 million. Future policy benefits and claims increased $10.4 million, primarily due to a $10.7 million increase in Core Life and Non-Core Life lines, resulting from growth of the underlying blocks of business, partially offset by decreases in Annuities and assumed life of $0.1 million and Closed Block of $0.1 million. Other liabilities increased $6.6 million, due to a $2.0 million increase in charge-back liabilities and $4.6 million of other operating liabilities. Debt increased $2.5 million related to an increase in net borrowing of $2.0 million and interest accrued of $0.5 million under our commission financing agreement with Hannover Life. Policyholder dividend obligation related to the Closed Block increased $0.3 million. The above increases were partially offset by the following decreases: Policyholder account balances decreased $2.7 million largely due to annuity payments. Other policyholder liabilities decreased $1.2 million due to a decrease in claim reserves.

At March 31, 2023, total equity increased to $115.6 million from $111.3 million at December 31, 2022. This increase in equity of $4.3 million was attributable to increases in other comprehensive income of $6.3 million related to market increases in fixed maturities net of tax partially offset by $2.1 million in retained earnings related to net loss and changes in accounting guidance.

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

Under our commission financing arrangement with Hannover Life, Fidelity Life is able to pay level annual commissions instead of first year only commissions to Efinancial for sales of RAPIDecision® Life policies and Hannover Life advances to Efinancial amounts approximately equal to first year only commissions for sales of those policies. This arrangement reduces Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business while helping to provide liquidity for Efinancial through the receipt of larger first year only commissions. As of March 31, 2023 and December 31, 2022, we had net advances of $33.1 million and $31.1 million, respectively, under this arrangement.

We are a member of the Federal Home Loan Bank of Chicago (the “FHLBC”). As a member, we are able to borrow on a collateralized basis from the FHLBC. At March 31, 2023 and December 31, 2022, the Company held $270 and $180 of FHLBC common stock, which is included in Other invested assets, respectively. The Company's ability to borrow under this facility is subject to the FHLBC's discretion and requires the availability of qualifying assets. Interest on borrowed funds is charged at variable rates established from time to time by the FHLBC based on the interest rate option selected at the time of the borrowing. The Company borrowed and repaid $8.0 million and $4.0 million in the three months ended March 31, 2023 and the twelve months ended December 31, 2022, respectively.

Cash Flows

For the three months ended March 31, 2023, the Company had a net decrease in cash of $4.5 million compared to a net decrease of $8.4 million for the three months ended March 31, 2022.

The current year decrease in cash flows from operating activities is primarily due to timing related to reinsurance recoverables and increases in commissions and agent balances.

Cash flows from investing activities mainly includes our fixed maturities, mortgage loans, and equity holdings. Period to period, the cash flows associated with the changes in these portfolios will vary between cash sources and cash uses depending on the need for cash or the excess of cash from operating activities, as well as portfolio trading due to investment market conditions. In the first three months of 2023 cash of $2.2 million was provided by investing activities and includes $3.3 million of investment sales and maturities net of purchases, partially offset by $1.1 million of capitalized software.

Cash flows uses from financing activities were $1.4 million which includes $3.6 million in cash withdrawals, net of deposits, by contract holders of annuities that were primarily written in the late 1980s, partially offset by $2.0 million, net proceeds from our commission financing program

The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
	(dollars in thousands)
Consolidated Summary of Cash Flows
Net cash (used) provided by operating activities	$(5,354)	$(5,564)
Net cash provided (used) by investing activities	2,238	(824)
Net cash (used) provided by financing activities	(1,365)	(2,028)
Net (decrease) in cash, cash equivalents and restricted cash	$(4,481)	$(8,416)

Recent Accounting Pronouncements

All applicable adopted accounting pronouncements have been reflected in our Interim Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2023. including the adoption ASU No. 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, See “Note 1 – Summary of Significant Accounting Policies” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

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

Limitations on Effectiveness of Controls and Procedures

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

Use of IPO Proceeds

None since initial public offering of August 7, 2019

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

Vericity, Inc.

Date: May 15, 2023	By:	/s/ Chris S. Kim
Chris S. Kim
Executive Vice President, Chief Financial Officer and Treasurer