Form 10-Q
period 2023-06-30
Vericity, Inc.
filed 2023-08-14
CIK 1575434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

The number of shares of Registrant’s Common Stock outstanding as of August 12, 2023 was 14,875,000.

Part 1. Financial Information

Item I. Financial Statements

Vericity, Inc.

Interim Condensed Consolidated Balance Sheets

(dollars in thousands)

	June 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities – available-for-sale – at fair value (amortized cost; $332,423 and $331,946, net of allowances for credit losses of $0 and $0)	$303,514	$298,138
Mortgage loans (net of allowances for credit losses of $280 and $83)	42,911	45,270
Policyholder loans	6,991	6,699
Other invested assets	3,048	3,693
Total investments	356,464	353,800
Cash, cash equivalents and restricted cash	6,611	9,776
Accrued investment income	3,701	3,006
Reinsurance recoverables (net of allowances for credit losses of $126 and $126)	223,973	214,862
Deferred policy acquisition costs	88,262	90,189
Commissions and agent balances (net of allowances for credit losses of $336 and $338)	48,782	34,766
Intangible assets	1,635	1,635
Deferred income tax assets, net	29,039	28,437
Other assets	34,454	33,607
Total assets	792,921	770,078
Liabilities and Shareholders' Equity
Liabilities
Future policy benefits and claims	473,042	453,763
Policyholder account balances	73,395	77,443
Other policyholder liabilities	35,501	47,486
Policy dividend obligations	9,506	9,515
Reinsurance liabilities and payables	6,741	6,246
Long-term debt	34,525	30,213
Short-term debt	8,618	6,976
Other liabilities	36,213	27,093
Total liabilities	677,541	658,735
Commitments and Contingencies (Note 6)
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	15
Additional paid-in capital	39,840	39,840
Retained earnings	101,571	101,660
Accumulated other comprehensive (loss) income	(26,046)	(30,172)
Total shareholders' equity	115,380	111,343
Total liabilities and shareholders' equity	$792,921	$770,078

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Operations

(dollars in thousands, except earnings per share)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Net insurance premiums	$23,743	$26,846	$48,081	$49,006
Net investment income	4,489	3,798	8,836	7,264
Net (losses) gains on investments	(337)	110	(876)	1,659
Earned commissions	15,432	10,488	30,181	21,525
Insurance lead sales	804	1,276	2,026	2,514
Other income	606	213	1,111	275
Total revenues	44,737	42,731	89,359	82,243
Benefits and expenses
Life, annuity, and health claim benefits	12,613	15,319	28,984	30,117
Interest credited to policyholder account balances	684	726	1,373	1,454
Operating costs and expenses	25,716	24,573	51,484	49,726
Amortization of deferred policy acquisition costs	2,982	4,239	6,630	9,151
Total benefits and expenses	41,995	44,857	88,471	90,448
Income (loss) before income tax	2,742	(2,126)	888	(8,205)
Income tax expense (benefit)	763	223	790	(194)
Net income (loss)	$1,979	$(2,349)	$98	$(8,011)

Earnings per share for the periods
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding, basic and diluted	14,875,000	14,875,000	14,875,000	14,875,000
Basic earnings per share	$0.13	$(0.16)	$0.01	$(0.54)
Diluted earnings per share	$0.13	$(0.16)	$0.01	$(0.54)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Comprehensive (Loss) Income

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net income (loss)	$1,979	$(2,349)	$98	$(8,011)
Other comprehensive (loss) income, net of tax:
Change in net unrealized (losses) gains	(2,187)	(14,803)	4,126	(30,029)
Total other comprehensive (loss) income	(2,187)	(14,803)	4,126	(30,029)
Total comprehensive (loss) income	$(208)	$(17,152)	$4,224	$(38,040)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Common stock
Balance – beginning of period	$15	$15	$15	$15
Balance – end of period	$15	$15	$15	$15

Additional paid-in capital
Balance – beginning of period	$39,840	$39,840	$39,840	$39,840
Balance – end of period	$39,840	$39,840	$39,840	$39,840

Retained earnings
Balance – beginning of period	$99,592	$116,458	$101,660	$122,120
Cumulative effect adjustment from changes in accounting guidance, net of tax	—	—	(187)	—
Balance after adjustments - beginning of period	$99,592	$116,458	$101,473	$122,120
Net income (loss)	1,979	(2,349)	98	(8,011)
Balance – end of period	$101,571	$114,109	$101,571	$114,109

Accumulated other comprehensive income (loss)
Balance – beginning of period	$(23,859)	$(4,297)	$(30,172)	$10,929
Other comprehensive income (loss)	(2,187)	(14,803)	4,126	(30,029)
Balance – end of period	$(26,046)	$(19,100)	$(26,046)	$(19,100)
Total shareholders' equity	$115,380	$134,864	$115,380	$134,864

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	Six Months Ended June 30,
	2023	2022
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$98	$(8,011)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization and other non-cash items	2,366	2,250
Interest credited to policyholder account balances	1,373	1,454
Deferred income tax	(1,454)	(1,820)
Net investment losses (gains)	876	(1,659)
Interest expense	1,091	730
Change in:
Accrued investment income	(695)	(434)
Reinsurance recoverables, net	(9,111)	(18,024)
Deferred policy acquisition costs	1,927	3,322
Commissions and agent balances	(14,016)	(1,617)
Other assets	1,518	(1,580)
Insurance liabilities	7,397	16,525
Other liabilities	6,821	(235)
Net cash (used) provided by operating activities	(1,809)	(9,099)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturities	32,097	26,062
Mortgage loans	3,126	2,794
Other invested assets	454	—
Purchases of:
Fixed maturities	(32,263)	(17,378)
Mortgage loans	(964)	(2,828)
Other invested assets	(618)	(190)
Change in policyholder loans, net	(292)	(229)
Other, net	(2,432)	(3,149)
Net cash (used) provided by investing activities	(892)	5,082
Cash flows from financing activities
Debt issued	25,089	9,517
Debt repaid	(20,226)	(3,628)
Deposits to policyholder account balances	568	207
Withdrawals from policyholder account balances	(5,895)	(2,778)
Net cash (used) provided by financing activities	(464)	3,318
Net (decrease) in cash, cash equivalents and restricted cash	(3,165)	(699)
Cash, cash equivalents and restricted cash – beginning of period	9,776	22,399
Cash, cash equivalents and restricted cash – end of period	$6,611	$21,700
Supplemental cash flow information
Non-cash transactions:	$—	$—

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

The accompanying interim condensed consolidated financial statements present the accounts of the Company and subsidiaries for the three and six months ended June 30, 2023 and at June 30, 2022 and December 31, 2022. These interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report in the Form 10-K for the year ended December 31, 2022. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance requires that Other-Than-Temporary Impairment (OTTI) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through net gains (losses) on investments. The guidance also requires enhanced disclosures. In March 2022, the FASB issued ASU 2022-02 – Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosure. This ASU was issued to eliminate the troubled debt restructuring recognition and measurement guidance for creditors that have adopted the current expected credit loss guidance while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. The Company has assessed the impact of ASU 2016-13 and has established an additional for credit losses on our mortgage portfolio of $237. The tax effected amount of $187 is reflected as a beginning of year equity as a

Cumulative effect adjustment from changes in accounting guidance, net of tax. The Company has also assessed fixed maturities - available-for-sale, reinsurance recoverables and commissions and agent balances and determined no additional allowance for credit losses is needed. We also adopted the required disclosures within Note 2 Investments, Note 4 Reinsurance, Note 9 Accumulated Other Comprehensive Income and Note 10 Business Segments.) Due to the adoption of the measurement of credit losses on financial instruments accounting standard, prior change in valuation allowance is now presented as a change in allowance for credit losses.

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

Fixed Maturities

The amortized cost, gross unrealized gains, gross unrealized losses, fair value, and net of allowances for credit losses are included in accumulated other comprehensive income (AOCI) of fixed maturities available-for-sale are as follows:

	June 30, 2023
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agencies	$9,724	$353	$(470)	$9,607
U.S. agency mortgage-backed	7,621	41	(612)	7,050
State and political subdivisions	72,385	115	(9,641)	62,859
Corporate and miscellaneous	175,149	1,661	(14,640)	162,170
Foreign government	130	5	—	135
Residential mortgage-backed	6,915	157	(628)	6,444
Commercial mortgage-backed	22,172	22	(2,228)	19,966
Asset-backed	38,327	45	(3,089)	35,283
Total fixed maturities	$332,423	$2,399	$(31,308)	$303,514

	December 31, 2022
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses (1)
U.S. government and agencies	$9,258	$349	$(501)	$9,106	$—
U.S. agency mortgage-backed	9,429	63	(614)	8,878	—
State and political subdivisions	68,213	26	(12,015)	56,224	—
Corporate and miscellaneous	171,283	1,473	(16,275)	156,481	—
Foreign government	130	1	—	131	—
Residential mortgage-backed	4,912	140	(622)	4,430	(709)
Commercial mortgage-backed	21,374	2	(1,914)	19,462	—
Asset-backed	47,347	5	(3,926)	43,426	—
Total fixed maturities	$331,946	$2,059	$(35,867)	$298,138	$(709)

(1) Due to the adoption of the measurement of credit losses on financial instruments accounting standard, OTTI is not presented in respect in the table above.

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

	June 30, 2023
	Amortized Cost	Fair Value
Due in one year or less	$3,350	$3,348
Due after one year through five years	36,227	34,480
Due after five years through ten years	78,363	74,418
Due after ten years	139,448	122,526
Securities not due at a single maturity date — primarily mortgage and asset-backed	75,035	68,742
Total fixed maturities	$332,423	$303,514

Fixed maturities with a carrying value of $2,712 and $2,680 were on deposit with governmental authorities, as required by law at June 30, 2023 and December 31, 2022, respectively.

The Company’s fixed maturities portfolio was primarily composed of investment grade securities, defined as a security having a rating of Aaa, Aa, A, or Baa from Moody’s, AAA, AA, A, or BBB from Standard & Poor’s, or National Association of Insurance Commissioners (NAIC) rating of NAIC 1 or NAIC 2. Investment grade securities comprised 96.7% and 95.1% of the Company’s total fixed maturities portfolio at June 30, 2023 and December 31, 2022, respectively.

At June 30, 2023 and December 31, 2022, the Company had commitments to make investments in available-for-sale securities in the amount of $0 and $1,290, respectively.

Mortgage Loans

The Company makes investments in commercial mortgage loans. The Company, along with other investors, owns a pro rata share of each loan. The Company participates in 36 such investment instruments with ownership shares ranging from 0.6% to 30.0% of the trust at June 30, 2023. The Company owns a share of 323 mortgage loans with an average loan balance of $134 and a maximum exposure related to any single loan of $600. Mortgage loan holdings are diversified by geography and property type as follows:

	June 30, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$13,309	30.8%	$13,866	30.6%
Office	11,418	26.4%	11,115	24.5%
Industrial	7,773	18.0%	8,138	17.9%
Mixed use	4,921	11.4%	5,249	11.6%
Apartments	2,067	4.8%	2,796	6.2%
Medical office	2,577	6.0%	3,053	6.7%
Other	1,126	2.6%	1,136	2.5%
Gross carrying value of mortgage loans	43,191	100.0%	45,353	100.0%
Credit loss allowance (1)	(280)		(83)
Net carrying value of mortgage loans	$42,911		$45,270

	June 30, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
U.S. Region:
West South Central	$10,830	25.0%	$11,608	25.6%
East North Central	12,591	29.2%	12,320	27.2%
South Atlantic	8,409	19.5%	8,815	19.4%
West North Central	2,541	5.9%	2,871	6.3%
Mountain	2,670	6.2%	2,824	6.2%
Middle Atlantic	2,091	4.8%	2,310	5.1%
East South Central	3,597	8.3%	3,661	8.1%
New England	—	0.0%	34	0.1%
Pacific	462	1.1%	910	2.0%
Gross carrying value of mortgage loans	43,191	100.0%	45,353	100.0%
Credit loss allowance (1)	(280)		(83)
Net carrying value of mortgage loans	$42,911		$45,270

(1) Due to the adoption of the measurement of credit losses on financial instruments accounting standard, prior valuation allowance is now presented as an allowance for expected credit losses.

During the six months ended June 30, 2023 and June 30, 2022, $964 and $2,828 of new mortgage loans were purchased, respectively, which did not include second lien mortgage loans. There were no taxes, assessments, or any amounts advanced that were not included in the mortgage loan balances at June 30, 2023 and December 31, 2022. At June 30, 2023 and December 31, 2022, the Company had 2 and 3 mortgage loans with a total carrying value of $359 and $692 that were in a restructured status, respectively. There were no impairments for mortgage loans at three months ended June 30, 2023 and June 30, 2022 and December 31, 2022.

The changes in the allowances for credit losses (includes $237 related to adoption of ASU 2016-13) for commercial mortgage loans were as follows:

	Six Months Ended June 30, 2023	Year Ended December 31, 2022
Beginning balance	$83	$69
Net increase in allowances for credit losses related to change in accounting standards (See Note 1)	237	—
Net (decrease) increase in allowances for credit losses	(40)	14
Ending balance	$280	$83

At June 30, 2023 and December 31, 2022, the Company had no mortgage loans that were on non-accrual status.

At June 30, 2023 and December 31, 2022, the Company had commitments to make investments in mortgage loans in the amount of $3,025 and $2,575, respectively.

Net Investment Income

The sources of net investment income are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Income from:
Fixed maturities	$4,138	$3,481	$8,006	$6,623
Policyholder loans	83	94	180	182
Mortgage loans	579	568	1,305	1,236
Cash, cash equivalents and restricted cash	33	2	64	2
Gross investment income	4,833	4,145	9,555	8,043
Investment expenses	(344)	(347)	(719)	(779)
Net investment income	$4,489	$3,798	$8,836	$7,264

Investment expenses include investment management fees, some of which include incentives based on market performance, custodial fees and internal costs for investment-related activities.

Net Investment (Losses) Gains

The sources of net investment gains (losses) are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Investment (losses) gains from sales:
Fixed maturities	$(126)	$(185)	$(89)	$(131)
Mortgage loans	—	(16)	—	26
Gains and losses from sales	(126)	(201)	(89)	(105)
Valuation change of other invested assets - (decline) appreciation:	(263)	312	(809)	1,867
Change in allowance for credit losses (1)	52	(1)	22	(103)
Total net gains (losses) on investments	$(337)	$110	$(876)	$1,659

(1) Due to the adoption of the measurement of credit losses on financial instruments accounting standard, prior change in valuation allowance is now presented as a change in allowance for credit losses.

Change in Allowance for Credit Losses

The Company regularly reviews its fixed income portfolio to identify and evaluate whether a security may require a credit loss allowance. For each fixed income security in an unrealized loss position, the Company assesses whether management with the appropriate authority has made the decision to sell or whether it is more likely than not the Company will be required to sell the security before recovery of the amortized cost basis for reasons such as liquidity, contractual or regulatory purposes. If a security meets either of these criteria, any existing credit loss allowance would be written-off against the amortized cost basis of the asset along with any remaining unrealized losses, with incremental losses recorded in earnings. For all other securities in an unrealized loss position in which the Company does not expect to recover the entire amortized cost basis, the security is deemed to have a credit loss.

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

A roll-forward of the cumulative credit losses on fixed maturities are as follows:

	June 30,	December 31,
	2023	2022
Beginning balance of credit losses on fixed maturities	$1,263	$837
Additional credit loss not previously recognized (1)	—	394
Additional credit loss that was previously recognized (1)	18	48
Reduction of credit losses related to securities sold during period	—	(16)
Ending balance of credit losses on fixed maturities	$1,281	$1,263

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

Unrealized Losses for Fixed Maturities

The Company’s fair value and gross unrealized losses for fixed maturities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position are as follows:

	12 months or less		Longer than 12 months		Total
June 30, 2023	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. government and agencies	$497	$(3)	$2,754	$(467)	$3,251	$(470)
U.S. agency mortgage-backed	1,132	(76)	4,233	(536)	5,365	(612)
State and political subdivisions	18,390	(734)	36,374	(8,907)	54,764	(9,641)
Corporate and miscellaneous	42,482	(2,983)	57,693	(11,657)	100,175	(14,640)
Residential mortgage-backed	2,016	(74)	2,824	(554)	4,840	(628)
Commercial mortgage-backed	3,019	(201)	15,988	(2,027)	19,007	(2,228)
Asset-backed	7,555	(503)	26,389	(2,586)	33,944	(3,089)
Total fixed maturities	$75,091	$(4,574)	$146,255	$(26,734)	$221,346	$(31,308)

	12 months or less		Longer than 12 months		Total
December 31, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. agency mortgage-backed	$2,722	$(501)	$—	$—	$2,722	$(501)
State and political subdivisions	5,297	(578)	216	(36)	5,513	(614)
Corporate and miscellaneous	38,252	(7,036)	15,057	(4,979)	53,309	(12,015)
Foreign government	94,461	(13,479)	8,322	(2,796)	102,783	(16,275)
Residential mortgage-backed	3,286	(554)	344	(68)	3,630	(622)
Commercial mortgage-backed	16,218	(1,611)	2,655	(303)	18,873	(1,914)
Asset-backed	20,465	(1,726)	21,069	(2,200)	41,534	(3,926)
Total fixed maturities	$180,701	$(25,485)	$47,663	$(10,382)	$228,364	$(35,867)

The indicated gross unrealized losses in all fixed maturity categories decreased to $31,308 from $35,867 at June 30, 2023 and December 31, 2022, respectively. Based on the Company’s current evaluation of its fixed maturities in an unrealized loss position, in accordance with our impairment policy and the Company’s current intentions to hold these securities, the Company concluded that these securities do not have credit losses.

Information and concentrations related to fixed maturities in an unrealized loss position are included below. The tables below include fixed maturities and number of securities in an unrealized loss position for greater than and less than 12 months and the percentage that were investment grade at June 30, 2023.

	Unrealized Losses 12 months or less
	Gross Unrealized Losses	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. government and agencies	$(3)	$(3)	$—	$—	100%
U.S. agency mortgage-backed	(76)	(56)	(20)	—	100%
State and political subdivisions	(734)	(682)	(52)	—	100%
Corporate and miscellaneous	(2,983)	(1,309)	(1,303)	(371)	77%
Residential mortgage-backed	(74)	(50)	(13)	(11)	67%
Commercial mortgage-backed	(201)	(190)	(11)	—	100%
Asset-backed	(503)	(152)	(290)	(61)	100%
Gross unrealized losses	$(4,574)	$(2,442)	$(1,689)	$(443)

Total number of fixed maturities	282	232	42	8

	Unrealized Losses greater than 12 months
	Gross Unrealized Losses	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. government and agencies	$(467)	$(84)	$(383)	$—	100%
U.S. agency mortgage-backed	(536)	(116)	(420)	—	100%
State and political subdivisions	(8,907)	(186)	(3,206)	(5,515)	100%
Corporate and miscellaneous	(11,657)	(790)	(4,853)	(6,014)	91%
Residential mortgage-backed	(554)	(52)	(277)	(225)	94%
Commercial mortgage-backed	(2,027)	(427)	(1,388)	(212)	100%
Asset-backed	(2,586)	(743)	(1,569)	(274)	97%
Gross unrealized losses	$(26,734)	$(2,398)	$(12,096)	$(12,240)

Total number of fixed maturities	545	127	260	158

	Investment Grade	Below Investment Grade	Total

Fixed income securities with unrealized loss position less than or equal to 20% of amortized cost, net (1) (2)	$18,135	$490	$18,625
Fixed income securities with unrealized loss position greater than 20% of amortized cost, net (3) (4)	12,302	381	12,683
Total unrealized losses	$30,437	$871	$31,308

(1) Below investment grade fixed income securities include $302 that have been in an unrealized loss position for less than twelve months. (2) Related to securities with an unrealized loss position less than 20% of amortized cost, net, the degree of which suggests that these securities do not pose a high risk of having credit losses. (3) No below investment grade fixed income securities have been in an unrealized loss position for a period of twelve or more consecutive months. (4) Evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.
Note 3 – Policy Liabilities

Future Policy Benefits

Future policy benefits represent the reserve for direct and assumed traditional life insurance policies and annuities in payout status.

The annuities in payout status are certain structured settlement contracts. The policy liability for structured settlement contracts of $12,703 and $13,118 at June 30, 2023 and December 31, 2022, respectively, is computed as the present value of contractually specified future benefits. The amount included in the policy liability for structured settlements that are life contingent at June 30, 2023 and December 31, 2022, is $9,882 and $10,097, respectively.

To the extent that unrealized gains on fixed maturities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded. A liability of $340 and $470 is included as part of the liability for structured settlements with respect to this deficiency at June 30, 2023 and December 31, 2022, respectively. The offset to this liability is recorded as a reduction of the unrealized capital gains included in AOCI.

Participating life insurance in-force was 2.7% and 3.9% of the face value of total life insurance at June 30, 2023 and December 31, 2022, respectively.

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

In the first quarter 2022, Fidelity Life entered into a reinsurance contract with Swiss Re Life & Health America Inc. (Swiss Re). This new treaty is in addition to existing coinsurance agreements, largely with Swiss Re on certain policies issued through and including December 31, 2020. The impact of this transaction to our segment results included an initial ceded premium in 2022 of $6.5 million based on the statutory reserves at January 1, 2022. The impact to pre-tax income in 2022 was nominal, however various income statement lines were impacted.

Reinsurance recoverables are as follows:

	June 30,	December 31,
	2023	2022
Ceded future policy benefits	$186,863	$173,904
Claims and other amounts recoverables	37,110	40,958
Ending balance	$223,973	$214,862

The reconciliation of direct insurance premiums to net insurance premiums is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct premiums	$44,844	$43,889	$89,200	$87,052
Assumed premiums	8,621	11,432	18,533	24,675
Ceded premiums	(29,722)	(28,475)	(59,652)	(62,721)
Net insurance premiums	$23,743	$26,846	$48,081	$49,006

The reconciliation of direct life, annuity, and health claim benefits to life, annuity, and health claim benefits as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Direct	$24,908	$27,454	$58,965	$68,710
Assumed	1,767	4,292	5,927	10,255
Ceded	(14,062)	(16,427)	(35,908)	(48,848)
Life, annuity, and health claim benefits	$12,613	$15,319	$28,984	$30,117

Net policy charges on universal life products were $47 and $46 for the three months ended June 30, 2023 and 2022, respectively and $94 and $92 for the six months ended June 30, 2023 and 2022, respectively, and are included in other income.

At June 30, 2023 and December 31, 2022, reserves related to fixed‑rate annuity deposits assumed from a former affiliate company amounted to approximately $65,187 and $69,070, respectively, and are included with policyholder account balances in the Interim Condensed Consolidated Balance Sheets.

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

The assets and liabilities within the Closed Block are included in the Company’s condensed consolidated financial statements on the same basis as other accounts of the Company. The maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at June 30, 2023 and December 31, 2022 is $10,967 and $10,792 of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience, respectively.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block, which is referred to as the actuarial calculation. The actuarial calculation projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the actuarial calculation as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block. The review of Closed Block experience also includes consideration of whether a policy dividend obligation should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. At June 30, 2023 and December 31, 2022, the Company recognized a policyholder dividend obligation of $9,506 and $9,515, respectively, resulting from the excess of actual cumulative earnings over the expected cumulative earnings and from accumulated net unrealized investment gains (losses) that have arisen subsequent to the establishment of the Closed Block.

Information regarding the Closed Block liabilities (assets) designated to the Closed Block is as follows:

	June 30,	December 31,
Closed Block Liabilities	2023	2022
Future policy benefits and claims	$29,051	$29,382
Policyholder account balances	6,607	6,731
Other policyholder liabilities	2,728	5,298
Policyholder dividend obligations	9,506	9,515
Other liabilities	680	586
Total Closed Block liabilities	48,572	51,512
Assets Designated to the Closed Block
Investments:
Fixed maturities - available-for-sale (amortized cost $41,637 and $40,522, respectively)	38,204	36,625
Policyholder loans	1,244	1,132
Total investments	39,448	37,757
Premiums due and uncollected	443	1,852
Accrued investment income	491	457
Reinsurance recoverables	11,144	13,885
Deferred income tax assets, net	3,867	4,263
Total assets designated to the Closed Block	55,393	58,214
Excess of Closed Block assets over liabilities	6,821	6,702
Amounts included in accumulated other comprehensive income:
Unrealized investment loss (gains), net of income tax	(2,712)	(3,079)
Total amounts included in accumulated other comprehensive income	(2,712)	(3,079)
Maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities (includes excess assets of $10,967 and $10,792, respectively)	$(9,533)	$(9,781)

	June 30,	December 31,
Policyholder Dividend Obligations	2023	2022
Beginning balance	$9,515	$12,669
Impact from earnings allocable to policyholder dividend obligations	(9)	(165)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligations	—	(2,989)
Ending balance	$9,506	$9,515

Information regarding the Closed Block revenues and expenses is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Net insurance premiums	$1,205	$1,105	$2,582	$2,028
Net investment income	467	394	905	782
Net Realized Investment Gains (Losses)	2	—	3	—
Total revenues	1,674	1,499	3,490	2,810
Benefits and expenses
Life and annuity benefits - including policyholder dividends of $696, $209, $1,022 and $604, respectively	1,223	1,113	2,905	2,516
Interest credited to policyholder account balances	41	42	82	84
Operating costs and expenses	182	(75)	352	(126)
Total expenses	1,446	1,080	3,339	2,474
Revenues, net of expenses before provision for income tax expense (benefit)	228	419	151	336
Income tax expense (benefit)	48	89	32	71
Revenues, net of expenses and provision for income tax expense (benefit)	$180	$330	$119	$265

The Company charges the Closed Block with federal income taxes and state and local premium taxes, policy maintenance costs and investment management expenses relating to the Closed Block as provided in the Closed Block Memorandum.

The following table presents the amortized cost and fair value of the Closed Block fixed maturities portfolio by contractual maturity at June 30, 2023. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
Due in one year or less	$1,101	$1,089
Due after one year through five years	6,322	6,211
Due after five years through ten years	7,357	7,135
Due after ten years	23,302	20,340
Securities not due at a single maturity date — primarily mortgage and asset- backed	3,555	3,429
Total fixed maturities	$41,637	$38,204

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

Recurring and Non-Recurring Fair Value Measurements

The Company’s assets that are carried at fair value on a recurring and non-recurring basis, by fair value hierarchy level, are as follows:

June 30, 2023	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$9,607	$—	$9,607
U.S. agency mortgage-backed	—	7,050	—	7,050
State and political subdivisions	—	62,411	448	62,859
Corporate and miscellaneous	2,631	131,823	27,716	162,170
Foreign government	—	135	—	135
Residential mortgage-backed	—	6,444	—	6,444
Commercial mortgage-backed	—	19,966	—	19,966
Asset-backed	—	31,822	3,461	35,283
Total fixed maturities	2,631	269,258	31,625	303,514
Total recurring assets	$2,631	$269,258	$31,625	$303,514

December 31, 2022	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$9,106	$—	$9,106
U.S. agency mortgage-backed	—	8,878	—	8,878
State and political subdivisions	—	55,782	442	56,224
Corporate and miscellaneous	2,847	126,644	26,990	156,481
Foreign government	—	131	—	131
Residential mortgage-backed	—	4,430	—	4,430
Commercial mortgage-backed	—	19,462	—	19,462
Asset-backed	—	40,293	3,133	43,426
Total fixed maturities	2,847	264,726	30,565	298,138
Total recurring assets	$2,847	$264,726	$30,565	$298,138

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

Level 3 fair value classification consists of investments in securities where the fair value of the security is determined by a pricing service using internal pricing models where one or more of the significant inputs is unobservable in the marketplace, or there is a single broker/dealer quote. The fair value of a broker-quoted asset is based solely on the receipt of an updated quote from a single market maker or a broker-dealer recognized as a market participant. The fair value of Level 3 liabilities is estimated on the discounted cash flows of contractual payments.

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

		Total gains (losses) included in:
	Balance at January 1, 2023	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at June 30, 2023
Financial Assets
Fixed maturities
State and political subdivision	$442	$—	$6	$—	$—	$—	$—	$448
Corporate and miscellaneous	26,991	—	(24)	1,991	(1,702)	—	460	27,716
Asset-backed	3,133	150	70	79	(471)	—	500	3,461
Total assets	$30,566	$150	$52	$2,070	$(2,173)	$—	$960	$31,625

		Total gains (losses) included in:
	Balance at January 1, 2022	Net Income	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2022
Financial Assets
Fixed maturities
State and political subdivisions	$498	$—	$(56)	$—	$—	$—	$—	$442
Corporate and miscellaneous	24,740	2	(398)	3,198	(2,582)	1,468	563	26,991
Asset-backed	2,838	(122)	(325)	1,907	(1,260)	—	95	3,133
Total assets	$28,076	$(120)	$(779)	$5,105	$(3,842)	$1,468	$658	$30,566

There was 1 transfer from Level 3 to Level 2 and 4 transfers from level 2 to level 3 in 2023. There were 2 transfers from Level 3 to Level 2 and 6 transfers from level 2 to level 3 in 2022.

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

		Estimated Fair Value
June 30, 2023	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$42,911	$—	$—	$39,712	$39,712
Policyholder loans	$6,991	$—	$—	$8,057	$8,057
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$16,212	$—	$—	$15,174	$15,174
Long/short-term debt	$43,143	$—	$—	$45,168	$45,168
Policyholder account balances	$73,395	$—	$—	$67,034	$67,034

		Estimated Fair Value
December 31, 2022	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$45,270	$—	$—	$41,622	$41,622
Policyholder loans	$6,699	$—	$—	$7,722	$7,722
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$16,555	$—	$—	$15,192	$15,192
Long/short-term debt	$37,189	$—	$—	$36,763	$36,763
Policyholder account balances	$77,443	$—	$—	$70,157	$70,157

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.

Mortgage Loans — Fair value was based on the discounted value of future cash flows for all first mortgage loans adjusted for specific loan risk. The discount rate was based on the rate that would be offered for similar loans at the reporting date. Fair value excludes $1,204 and $1,952 of second and mezzanine mortgages carried at cost for which fair value is not measurable at June 30, 2023 and December 31, 2022, respectively.

Policyholder Loans — Fair value of policyholder loans was estimated using discounted cash flows using risk-free interest rates with no adjustment for borrower credit risk as these loans are fully collateralized by the cash value of the underlying insurance policy.

Future Policy Benefits and Policyholder Account Balances — Liabilities with interest rate guarantees greater than one year or with defined maturities, the fair value was estimated by calculating an average present value of expected cash flows over a broad range of interest rate scenarios using the current market risk‑free interest rates adjusted for spreads required for publicly traded bonds issued by comparably rated insurers. Certain non-interest sensitive reserves are at carrying value, which approximates fair value.

Long and Short-Term Debt — Fair value was calculated using the discounted value of future cash flows method. The discount rate was based on the rate that is commensurable to the level of risk. The carrying amounts reported on the Interim Condensed Consolidated Balance Sheets have been divided in to short and long-term based upon expected maturity dates.

Note 8 – Long and Short-Term Debt

In 2022 and subsequent amendments in 2023, Efinancial entered into a new commission financing arrangement and is taking new advances on this financing arrangement. Efinancial’s ability to receive advances under this arrangement will terminate when the aggregate amount advanced under the arrangement equals or exceeds $46.0 million. At June 30, 2023 and December 31, 2022, the Company had a net advance of $35,963 and $31,100, respectively, under this arrangement. At June 30, 2023, the Company expects to pay back the aggregate amounts as presented in the following table.

June 30, 2023
Due in one year or less	$8,618
Due after one year through two years	5,851
Due after two years through three years	5,443
Due after three years through four years	5,096
Due after four years through five years	4,659
Due after five years	35,154
Less discount	(21,678)
Total long/short-term debt	$43,143

Federal Home Loan Bank of Chicago

The Company is a member of the Federal Home Loan Bank of Chicago (FHLBC). As a member, the Company is able to borrow on a collateralized basis from the FHLBC which can be used as an alternative source of liquidity. The FHLBC membership requires the Company to own member stock. At June 30, 2023 and December 31, 2022, the Company held $270 and $180 of FHLBC common stock, which is included in Other invested assets, respectively. The Company's ability to borrow under this facility is subject to the FHLBC's discretion and requires the availability of qualifying assets. As of June 30, 2023 and December 31, 2022, the Company had not pledged any assets and there were no outstanding borrowings.

Note 9 – Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income, net of taxes are as follows:

	2023			2022
	Net Unrealized Gains (Losses) on Investments with Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Total	Net Unrealized Gains (Losses) on Investments with Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at beginning of year	$362	$(30,534)	$(30,172)	$362	$10,567	$10,929
Second Quarter
Other comprehensive income (loss)
Unrealized holding (losses) gains from changes in the market value of securities	—	(3,029)	(3,029)	—	(20,876)	(20,876)
Impact on policy benefit liabilities of changes in market value of securities	—	380	380	—	1,796	1,796
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	—	—	—	—	343	343
Deferred income tax (expense) benefit	—	462	462	—	3,934	3,934
Second Quarter, net	—	(2,187)	(2,187)	—	(14,803)	(14,803)

Year to Date
Other comprehensive (loss) income
Unrealized holding (losses) gains from changes in the market value of securities	—	4,898	4,898	—	(45,520)	(45,520)
Impact on policy benefit liabilities of changes in market value of securities	—	129	129	—	4,520	4,520
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	—	—	—	—	2,989	2,989
Deferred income tax benefit (expense)	—	(901)	(901)	—	7,982	7,982
Year to Date, net	—	4,126	4,126	—	(30,029)	(30,029)

Balance at end of period	$362	$(26,408)	$(26,046)	$362	$(19,462)	$(19,100)

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

The segment results are as follows:

	Three Months Ended June 30, 2023				Three Months Ended June 30, 2022
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Net insurance premiums	$23,743	$—	$—	$23,743	$26,846	$—	$—	$26,846
Net investment income	4,414	—	75	4,489	3,720	—	78	3,798
Net (losses) gains on investments (1)	(205)	—	(132)	(337)	(55)	—	165	110
Earned commissions	—	15,432	—	15,432	—	10,587	(99)	10,488
Other income	256	1,154	—	1,410	213	1,276	—	1,489
Total revenues	28,208	16,586	(57)	44,737	30,724	11,863	144	42,731
Life, annuity, and health claim benefits	13,297	—	—	13,297	16,045	—	—	16,045
Operating costs and expenses	8,226	15,653	1,837	25,716	9,271	13,720	1,582	24,573
Amortization of deferred policy acquisition costs	2,982	—	—	2,982	4,239	—	—	4,239
Total benefits and expenses	24,505	15,653	1,837	41,995	29,555	13,720	1,582	44,857
Income (loss) before income taxes	$3,703	$933	$(1,894)	$2,742	$1,169	$(1,857)	$(1,438)	$(2,126)

(1) Due to the adoption of the measurement of credit losses on financial instruments accounting standard, items previously reported as OTTI, are now included in net (losses) gains on investments.

	Six Months Ended June 30, 2023				Six Months Ended June 30, 2022
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Net insurance premiums	$48,081	$—	$—	$48,081	$49,006	$—	$—	$49,006
Net investment income	8,687	—	149	8,836	7,055	—	209	7,264
Net realized investment gains (losses) (1)	(512)	—	(364)	(876)	833	—	826	1,659
Earned commissions	—	30,526	(345)	30,181	—	21,725	(200)	21,525
Other income	531	2,606	—	3,137	275	2,514	—	2,789
Total revenues	56,787	33,132	(560)	89,359	57,169	24,239	835	82,243
Life, annuity, and health claim benefits	30,357	—	—	30,357	31,571	—	—	31,571
Operating costs and expenses	15,929	32,072	3,483	51,484	17,187	28,463	4,076	49,726
Amortization of deferred policy acquisition costs	6,630	—	—	6,630	9,151	—	—	9,151
Total benefits and expenses	52,916	32,072	3,483	88,471	57,909	28,463	4,076	90,448
(Loss) income before income tax	$3,871	$1,060	$(4,043)	$888	$(740)	$(4,224)	$(3,241)	$(8,205)

(1) Due to the adoption of the measurement of credit losses on financial instruments accounting standard, items previously reported as OTTI, are now included in net (losses) gains on investments.

	June 30, 2023				December 31, 2022
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Investments and cash	$359,820	$354	$2,901	$363,075	$358,620	$1,094	$3,862	$363,576
Commissions and agent balances	13,840	34,942	—	48,782	4,751	30,015	—	34,766
Deferred policy acquisition costs	88,262	—	—	88,262	90,189	—	—	90,189
Intangible assets	—	1,635	—	1,635	—	1,635	—	1,635
Reinsurance recoverables net	223,973	—	—	223,973	214,862	—	—	214,862
Deferred income tax assets, net	14,969	—	14,070	29,039	13,489	—	14,948	28,437
Other	28,963	8,899	293	38,155	26,800	5,869	3,944	36,613
Total assets	$729,827	$45,830	$17,264	$792,921	$708,711	$38,613	$22,754	$770,078

All the Company’s significant revenues and long-lived assets are located in the United States, which is the Company’s country of domicile.

Note 11 –Subsequent Events

Management has evaluated subsequent events up to and including August 14, 2023, the date these Interim Condensed Consolidated Financial Statements were issued and determined there were no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and six months ended June 30, 2023 and 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

Russia and Ukraine War

The Company believes the war in Ukraine does not have a material impact on the interim condensed consolidated financial statements of the Company at June 30, 2023.

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

Results of Operations

The major components of operating revenues, benefits and expenses and net (loss) income were as follows (certain prior year values have been re-classified due to the adoption of ASU 2016-02, see footnote 1 in this form 10-Q):

Vericity, Inc. Consolidated Results of Operations

(dollars in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)
Revenues	2023	2022	2023	2022
Net insurance premiums	$23,743	$26,846	$48,081	$49,006
Net investment income	4,489	3,798	8,836	7,264
Net (losses) gains on investments	(337)	110	(876)	1,659
Earned commissions	15,432	10,488	30,181	21,525
Insurance lead sales	804	1,276	2,026	2,514
Other income	606	213	1,111	275
Total revenues	44,737	42,731	89,359	82,243
Benefits and expenses
Life, annuity, and health claim benefits	12,613	15,319	28,984	30,117
Interest credited to policyholder account balances	684	726	1,373	1,454
Operating costs and expenses	25,716	24,573	51,484	49,726
Amortization of deferred policy acquisition costs	2,982	4,239	6,630	9,151
Total benefits and expenses	41,995	44,857	88,471	90,448
Income (loss) before income taxes	2,742	(2,126)	888	(8,205)
Income tax expense (benefit)	763	223	790	(194)
Net income (loss)	$1,979	$(2,349)	$98	$(8,011)

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Total Revenues

For the three months ended June 30, 2023, total revenues were $44.7 million compared to $42.7 million for the three months ended June 30, 2022. This increase of $2.0 million resulted primarily from an increase in net investment income and earned commissions, partially offset by a decrease in net insurance premiums, lower net gains on investments and a decrease in insurance lead sales.

Benefits and Expenses

For the three months ended June 30, 2023, total benefits and expenses were $42.0 million compared to $44.9 million for the three months ended June 30, 2022. This decrease of $2.9 million is driven by lower claim benefits and amortization of deferred policy acquisition costs, partially offset by higher operating expenses.

Income (loss) Before Income Taxes

For the three months ended June 30, 2023, net income before taxes was $2.7 million compared to net loss before taxes of $2.1 million for the three months ended June 30, 2022. This increase in net income of $4.8 million was primarily due to higher earned commissions, net investment income, lower claim benefits and deferred policy acquisition costs, partially offset by lower net insurance premium, lower realized investment gains and higher operating expenses.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Total Revenues

For the six months ended June 30, 2023, total revenues were $89.4 million compared to $82.2 million for the six months ended June 30, 2022. This increase of $7.2 million resulted primarily from higher earned commissions and net investment income, partially offset by lower net gains on investments, a decrease in net insurance premiums, and a decrease in insurance lead sales.

Benefits and Expenses

For the six months ended June 30, 2023, total benefits and expenses were $88.5 million compared to $90.4 million for the six months ended June 30, 2022. This decrease of $1.9 million is driven by lower deferred policy acquisition costs and claim benefits, partially offset by higher operating expenses.

Income (loss) Before Income Taxes

For the six months ended June 30, 2023, net income before taxes was $0.9 million compared to net loss before taxes of $8.2 million for the six months ended June 30, 2022. This increase in net income of $9.1 million was primarily due to higher earned commissions, higher net investment income, lower deferred policy acquisition costs, and lower claim benefits, partially offset with lower realized investment gains, higher operating expenses, and lower net insurance premiums.

Consolidated Results

The following analysis reconciles the reported segment results to the Company’s total consolidated results.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Income (loss) before income tax by segment
Agency	$933	$(1,857)	$1,060	$(4,224)
Insurance	3,703	1,169	$3,871	(740)
Corporate & Other	(1,894)	(1,438)	$(4,043)	(3,241)
Income (loss) from operations before income tax	2,742	(2,126)	888	(8,205)
Income tax expense (benefit)	763	223	790	(194)
Net income (loss)	$1,979	$(2,349)	$98	$(8,011)

Agency Segment

The results of our Agency Segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(dollars in thousands)	(dollars in thousands)		(dollars in thousands)
Revenues
Earned commissions	$15,432	$10,587	$30,526	$21,725
Insurance lead sales & Other	1,154	1,276	2,606	2,514
Total revenues	16,586	11,863	33,132	24,239
Expenses
Operating costs and expenses	15,653	13,720	32,072	28,463
Total expenses	15,653	13,720	32,072	28,463
Income (loss) before income taxes	$933	$(1,857)	$1,060	$(4,224)

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Earned Commissions

For the three months ended June 30, 2023, earned commissions were $15.4 million compared to $10.6 million for the three months ended June 30, 2022. This increase of $4.8 million resulted from increased sales in the retail channel.

Operating Costs and Expenses

For the three months ended June 30, 2023, operating costs and expenses were $15.7 million compared to $13.7 million for the three months ended June 30, 2022. This increase of $2.0 million was primarily due to an increase in variable costs.

Income (Loss) Before Income Taxes

For the three months ended June 30, 2023, the Agency Segment net income was $0.9 million compared to net loss of $1.9 million for the three months ended June 30, 2022. This increase in net income of $2.8 million was the result of higher earned commissions, partially offset by increased operating expenses.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Earned Commissions

For the six months ended June 30, 2023, earned commissions were $30.5 million compared to $21.7 million for the six months ended June 30, 2022. This increase of $8.8 million resulted from increased sales in the retail channel.

Operating Costs and Expenses

For the six months ended June 30, 2023, operating costs and expenses were $32.1 million compared to $28.5 million for the six months ended June 30, 2022. This increase of $3.6 million was primarily due to an increase in variable costs.

Income (Loss) Before Income Taxes

For the six months ended June 30, 2023, the Agency Segment net income was $1.1 million compared to net loss of $4.2 million for the six months ended June 30, 2022. This increase in net income of $5.3 million was the result of higher earned commissions, partially offset by increased operating expenses.

Insurance Segment

The results of our Insurance Segment were as follows (certain prior period values have been re-classified due to the adoption of ASU 2016-02, see footnote 1 in this form 10-Q):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
(dollars in thousands)			(dollars in thousands)
Revenues
Net insurance premiums	$23,743	$26,846	$48,081	$49,006
Net investment income	4,414	3,720	8,687	7,055
Net (losses) gains on investments	(205)	(55)	(512)	833
Other income	256	213	531	275
Total revenues	$28,208	$30,724	56,787	57,169
Benefits and expenses
Life, annuity, and health claim benefits	12,613	15,319	28,984	30,117
Interest credited to policyholder account balances	684	726	1,373	1,454
Operating costs and expenses	8,226	9,271	15,929	17,187
Amortization of deferred policy acquisition costs	2,982	4,239	6,630	9,151
Total benefits and expenses	24,505	29,555	52,916	57,909
Income (loss) before income taxes	$3,703	$1,169	$3,871	$(740)

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Net Insurance Premiums

For the three months ended June 30, 2023, net insurance premiums were $23.7 million compared to $26.8 million for the three months ended June 30, 2022. This decrease of $3.1 million in net insurance premiums was primarily due to decreases in our Core lines of $2.7 million, primarily due to our LifeTime benefit Term (LBT) product, and a decrease of $0.5 million in our Non-core lines offset by an increase in Closed Block of $0.1 million.

Net Investment Income

For the three months ended June 30, 2023, net investment income increased to $4.4 million compared to $3.7 million for the three months ended June 30, 2022. The $0.7 million increase was mainly due to higher reinvestment yields in the fixed maturities portfolio. For more information on net investment income, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Net (Losses) Gains on Investments

For the three months ended June 30, 2023, net losses on investments was $0.2 million compared to net losses of $0.1 million for the three months ended June 30, 2022. The $0.1 million increase in net loss was mainly due to valuation changes of other invested assets, partially offset by a gain in our fixed maturity portfolio. For more information on net (losses) gains on investments, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Other Income

For the three months ended June 30, 2023, other income increased to $0.3 million compared to $0.2 million for the three months ended June 30, 2022. The $0.1 million increase was mainly due to a licensing arrangement on our patented LifeTime Benefit term product.

Life, Annuity and Health Claim Benefits

For the three months ended June 30, 2023, life, annuity and health claim benefits were $12.6 million compared with $15.3 million for the three months ended June 30, 2022. This decrease of $2.7 million was primarily due to a decrease in our Core lines of $2.2 million and a decrease in our Non core lines of $0.6 million, partially offset by an increase in Closed Block of $0.1 million.

Operating Costs and Expenses

For the three months ended June 30, 2023, operating costs and expenses were $8.2 million compared to $9.3 million for the three months ended June 30, 2022. The $1.1 million decrease was attributable to higher ceded commissions of $1.4 million, partially offset by an increase of $0.3 million in other operating expenses.

Amortization of Deferred Policy Acquisition Costs

For the three months ended June 30, 2023, amortization of deferred policy acquisition costs was $3.0 million compared to $4.2 million for the three months ended June 30, 2022. This decrease of $1.2 million is primarily related to an decrease of $0.6 million in Closed Block and a decrease in Core of $0.5 million.

Income (Loss) Before Income Taxes

For the three months ended June 30, 2023, net income was $3.7 million compared to net income of $1.2 million for the three months ended June 30, 2022. This increase in net income of $2.5 million resulted primarily from a decrease in claim benefits of $2.7 million, decreased amortization of deferred policy acquisition costs of $1.2 million, a decrease in operating expenses of $1.0 million and an increase of net investment income of $0.7 million, partially offset by a decrease in net insurance premiums of $3.1 million.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Net Insurance Premiums

For the six months ended June 30, 2023, net insurance premiums were $48.1 million compared to $49.0 million for the six months ended June 30, 2022. The decrease of $0.9 million was primarily due to a 2022 reinsurance agreement with Swiss Re in 2022, (see discussion earlier in this Management Discussion and Analysis of Financial Condition and results of Operations) which reduced 2022 net insurance premiums by $6.5 million. Net insurance premiums decreased by $7.4 million excluding the impact of the Swiss Re agreement. This decrease was primarily driven by a $6.8 million decrease in Core and a $1.2 million decrease in Non-core, partially offset by $0.6 million increase in Closed Block.

Net Investment Income

For the six months ended June 30, 2023, net investment income increased to $8.7 million compared to $7.1 million for the six months ended June 30, 2022. The $1.6 million increase was mainly due to higher reinvestment yields in the fixed maturities portfolio. For more information on net investment income, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Net (Losses) Gains on Investments

For the six months ended June 30, 2023, net losses on investments was $0.5 million compared to net gains of $0.8 million for the six months ended June 30, 2022. The $1.3 million decrease was mainly due to valuation changes of other invested assets. For more information on net (losses) gains on investments, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Other Income

For the six months ended June 30, 2023, other income increased to $0.5 million compared to $0.3 million for the six months ended June 30, 2022. The $0.2 million increase was mainly due to a licensing arrangement on our patented LifeTime Benefit term product.

Life, Annuity and Health Claim Benefits

For the six months ended June 30, 2023, life, annuity and health claim benefits were $29.0 million compared with $30.1 million for the six months ended June 30, 2022. This $1.1 million decrease was primarily due to a $1.7 million decrease in our Core lines, partially offset by $0.4 million increase in Closed Block and a $0.2 million increase in Non-core lines. 2022 life, annuity and health claim benefits were reduced $6.5 million by the impact of the reinsurance agreement with Swiss Re (see discussion earlier in this Management Discussion and Analysis of Financial Condition and results of Operations). life, annuity and health claim benefits decreased by $7.6 million excluding the impact of the Swiss Re agreement. This decrease was primarily driven by a $4.2 million decrease in Non-core and a $3.7 million decrease in Core, partially offset by a $0.4 million increase in Closed Block.

Operating Costs and Expenses

For the six months ended June 30, 2023, operating costs and expenses were $15.9 million compared to $17.2 million for the six months ended June 30, 2022. The $1.3 million decrease was attributable to higher ceded commissions of $2.9 million, partially offset by a decrease of $1.6 million in other operating expenses.

Amortization of Deferred Policy Acquisition Costs

For the six months ended June 30, 2023, amortization of deferred policy acquisition costs was $6.6 million compared to $9.2 million for the six months ended June 30, 2022. The decrease of $2.6 million primarily relates to a decrease of $3.8 million in Core and Closed Block of $0.7 million, partially offset by an increase in Non-Core of $1.9 million.

Income (Loss) Before Income Taxes

For the six months ended June 30, 2023, net income was $3.9 million compared to net loss of $0.7 million for the six months ended June 30, 2022. This increase in net income of $4.6 million resulted primarily from an increase in reinsurance allowances of $2.9 million, a decrease in amortization of deferred policy acquisition costs of $2.7 million, a decrease in claim benefits of $1.1 million, an increase in net investment income of 1.6 million, partially offset with a decrease in net gains on investments of $1.4 million, an increase in operating expenses of $1.4 million, and decrease in net insurance premiums of $0.9 million.

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

The maximum future earnings to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at June 30, 2023 and December 31, 2022, are $11.0 million and $10.8 million, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

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

Corporate & Other Segment

The results of the Corporate & Other Segment were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Revenues
Net investment income	$75	$78	$149	$209
Net (losses) gains on investments	(132)	165	(364)	826
Earned commissions	—	(99)	(345)	(200)
Total revenues	(57)	144	(560)	835
Expenses
Operating costs and expenses	1,837	1,582	3,483	4,076
Total expenses	1,837	1,582	3,483	4,076
(Loss) income from operations before income tax	$(1,894)	$(1,438)	$(4,043)	$(3,241)

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

Net (Losses) Gains on Investments

For the three months ended June 30, 2023, net (losses) on investments were ($0.1) million compared to $0.2 million for the three months ended June 30, 2022. The change is attributable to net asset valuation changes of other invested assets.

Earned Commissions

For the three months ended June 30, 2023, earned commissions were zero compared to ($0.1) million for the three months ended June 30, 2022. This change is attributable to reduced intersegment earned commissions, which are eliminated within the Corporate and other segment.

Operating Expenses

For the three months ended June 30, 2023, operating expenses were $1.8 million compared to $1.6 million for the three months ended June 30, 2022. This increase of $0.2 million is primarily related to administrative expenses.

(Loss) Income Before Income Taxes

For the three months ended June 30, 2023, net loss increased to $1.9 million from $1.4 million for the three months ended June 30, 2022. The increased loss is primarily due to losses on investments and increased operating costs and expenses.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

Net (Losses) Gains on Investments

For the six months ended June 30, 2023, net losses on investments were ($0.4) million compared to $0.8 million for the six months ended June 30, 2022. The change is attributable to net asset valuation changes of other invested assets.

Earned Commissions

For the six months ended June 30, 2023, earned commissions were ($0.3) million compared to ($0.2) million for the six months ended June 30, 2022. The decrease is related to increased intersegment earned commissions, which are eliminated within the Corporate and other segment.

Operating Expenses

For the six months ended June 30, 2023, operating expenses were $3.5 million compared to $4.1 million for the six months ended June 30, 2022. The decrease of $0.6 million is primarily related to administrative expenses.

(Loss) Income Before Income Taxes

For the six months ended June 30, 2023, net loss increased to $4.0 million from $3.2 million for the six months ended June 30, 2022. The increased loss is primarily due to losses on investments, partially offset by lower operating costs and expenses.

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

The following table shows the distribution of the fixed maturities classified as available-for-sale by quality rating using the rating assigned by Standard & Poor’s (S&P), a nationally recognized statistical rating organization. For securities where the S&P rating is not available (not rated), the NAIC rating is used. Over the periods presented, we have maintained a consistent weighted average bond quality rating of “A.” The percentage allocation of total investment grade securities was 96.7% and 95.1% at June 30, 2023 and December 31, 2022, respectively.

	Estimated Fair Value
	June 30, 2023		December 31, 2022
	(dollars in thousands)
S&P Rating
AAA	$43,095	14.2%	$53,065	17.8%
AA	70,497	23.2%	66,283	22.2%
A	80,669	26.6%	64,018	21.5%
BBB	50,248	16.6%	56,194	18.8%
Not rated	48,839	16.1%	44,163	14.8%
Total investment grade	293,348	96.7%	283,723	95.1%
BB	2,448	0.8%	5,520	1.9%
B	3,719	1.2%	4,778	1.6%
CCC	243	0.1%	492	0.2%
Not Rated	3,756	1.2%	3,625	1.2%
Total below investment grade	10,166	3.3%	14,415	4.9%
Total	$303,514	100.0%	$298,138	100.0%

The following table sets forth the maturity profile of our fixed maturities at June 30, 2023 from December 31, 2022. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	June 30, 2023				December 31, 2022
(dollars in thousands)	Amortized Cost	%	Fair Value	%	Amortized Cost	%	Fair Value	%
Due in one year or less	$3,350	1.0%	$3,348	1.1%	$6,239	1.9%	$6,207	2.1%
Due after one year through five years	36,227	10.9%	34,480	11.4%	34,330	10.3%	32,719	11.0%
Due after five years through ten years	78,363	23.6%	74,418	24.5%	72,312	21.8%	67,472	22.6%
Due after ten years	139,448	41.9%	122,526	40.4%	136,004	41.0%	115,545	38.7%
Securities not due at a single maturity date-primarily mortgage and asset-backed securities	75,035	22.6%	68,742	22.6%	83,061	25.0%	76,195	25.6%
Total fixed maturities	$332,423	100.0%	$303,514	100.0%	$331,946	100.0%	$298,138	100.0%

Every quarter, we review all investments where the market value is less than the carrying value to ascertain if the impairment of the security’s value has credit losses. The quarterly review is targeted to focus on securities with larger impairments and that have been in an impaired status for longer periods of time. See “Note 2 – Investments” in the accompanying Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Net Investment Income

One key measure of our net investment income is the book yield on our holdings of fixed maturities classified as available-for-sale. Fair value of these securities totaled $303.5 million and $298.1 million as of June 30, 2023 and December 31, 2022, respectively. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying investments for the period. For the six months ended June 30, 2023 and 2022, our book yield on fixed maturities available-for-sale was 4.8% and 4.1%, respectively. See “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Interest Credited to Policyholder Account Balances
Included with the future policy benefits is the liability for contract holder deposits on deferred annuity contracts assumed through two reinsurance agreements effective in 1991 and 1992 and certain other policy funds left on deposit with the Company. The aggregate liability for deposits is as follows:

	June 30, 2023	December 31, 2022	June 30, 2023	June 30, 2022
	Ending Balance	Ending Balance	Year to Date Interest Credited	Year to Date Interest Credited
	(dollars in thousands)
Annuity contract holder deposits—assumed	$65,187	$69,070	$1,273	$1,353
Dividends left on deposit	6,607	6,731	82	84
Other	1,601	1,642	18	17
Total	$73,395	$77,443	$1,373	$1,454

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

Unrealized Holding Gains (Losses)

The Company records capital appreciation/depreciation on the available-for-sale fixed maturities. At June 30, 2023 and 2022, accumulated other comprehensive income (loss), from mark-to-market adjustments of our available-for-sale fixed income securities, net of federal income taxes and reserves was $4.1 million and ($30.3) million, respectively. See “Note 9 – Accumulated other comprehensive (loss) income” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

At June 30, 2023 our fixed maturity securities had an unrealized loss of $28.9 million compared to an unrealized loss of $33.8 million at December 31, 2022. The Company’s unrealized loss incurred in 2023 was $4.9 million in our fixed maturities portfolio which has a duration of 7.2 years, convexity of 0.833, and current yield of 5.7%, is primarily accounted for by the decrease in the 10-year treasury bill yield for the first six months of 2023 of 7 basis points.

Financial Position

At June 30, 2023, we had total assets of $792.9 million compared to total assets at December 31, 2022 of $770.1 million, an increase of $22.8 million. Commission and agent balances increased $14.0 million due to increased commission receivables in the Agency segment and increased agent debit balances in the insurance segment. Reinsurance recoverables increased $9.1 million as a result of a $5.0 million increase in ceded policy and claim reserves and $4.1 million related to timing of settlements of reinsured claims. The invested asset base increased $2.7 million, mainly due to $4.9 million in net unrealized gains in fixed maturity securities, partially offset by valuation losses in Other invested assets and net purchases and sales in the portfolio. Other assets increased $0.8 million, primarily due to settlements of invested assets. Accrued investment income increased $0.7 million due to timing of receipt of investment income. Deferred income tax assets increased $0.6 million due to a tax credit of $1.5 million on net income partially offset by $0.9 million decrease as a result of tax on unrealized investment gains. The above increases were partially offset by a decrease in deferred policy acquisition costs of $1.9 million, resulting from deferrals on new business of $4.7 million and amortization of $6.6 million, and a decrease in Cash and cash equivalents of $3.2 million, attributable to net cash used in operating, investing and financing activities. See Cash Flows section for further discussion on changes in cash.

At June 30, 2023, we had total liabilities of $677.5 million compared to total liabilities of $658.7 million at December 31, 2022, an increase of $18.8 million. Future policy benefits and claims increased $19.3 million, primarily due to a $20.6 million increase in Core Life and Non-Core Life lines, resulting from growth of the underlying blocks of business, partially offset by decreases in Annuities and assumed life of $1.0 million and Closed Block of $0.3 million. Other liabilities increased $9.1 million, due to a $3.2 million increase in charge-back liabilities and $5.9 million of other operating liabilities. Debt increased $6.0 million related to an increase in net borrowing of $4.9 million and interest accrued of $1.1 million under our commission financing agreement with Hannover Life. The above increases were partially offset by decreases in Other policyholder liabilities of $12.0 million due to a decrease in claim liabilities, and a $4.0 million decrease in Policyholder account balances largely due to annuity payments.

At June 30, 2023, total equity increased to $115.4 million from $111.3 million at December 31, 2022. This increase in equity of $4.1 million was attributable to an increase in Other comprehensive income of $4.2 million related to market increases in fixed maturities net of tax partially offset by $0.1 million in retained earnings related to net income and changes in accounting guidance.

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

Under our commission financing arrangement with Hannover Life, Fidelity Life is able to pay level annual commissions instead of first year only commissions to Efinancial for sales of RAPIDecision® Life policies and Hannover Life advances to Efinancial amounts approximately equal to first year only commissions for sales of those policies. This arrangement reduces Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business while helping to provide liquidity for Efinancial through the receipt of larger first year only commissions. As of June 30, 2023 and December 31, 2022, we had net advances of $36.0 million and $31.1 million, respectively, under this arrangement.

We are a member of the Federal Home Loan Bank of Chicago (the “FHLBC”). As a member, we are able to borrow on a collateralized basis from the FHLBC. At June 30, 2023 and December 31, 2022, the Company held $270 and $180 of FHLBC common stock, which is included in Other invested assets, respectively. The Company's ability to borrow under this facility is subject to the FHLBC's discretion and requires the availability of qualifying assets. Interest on borrowed funds is charged at variable rates established from time to time by the FHLBC based on the interest rate option selected at the time of the borrowing. The Company borrowed and repaid $14.0 million and $4.0 million in the six months ended June 30, 2023 and the twelve months ended December 31, 2022, respectively.

Cash Flows

For the six months ended June 30, 2023, the Company had a net decrease in cash of $3.2 million compared to a net decrease of $0.7 million for the six months ended June 30, 2022.

The current year decrease in cash flows from operating activities is primarily due to timing related to net claim benefits and increases in commissions and agent balances.

Cash flows from investing activities mainly includes our fixed maturities and mortgage loans. Period to period, the cash flows associated with the changes in these portfolios will vary between cash sources and cash uses depending on the need for cash or the excess of cash from operating activities, as well as portfolio trading due to investment market conditions. In the first six months of 2023 cash of $0.9 million was used by investing activities and includes $2.4 million of capitalized software, partially offset by $1.5 million of investment purchases net of sales and maturities.

Cash flows uses from financing activities were $0.5 million which includes $5.3 million in cash withdrawals, net of deposits, by contract holders of annuities that were primarily written in the late 1980s, partially offset by $4.9 million, net proceeds from our commission financing program.

The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
	(dollars in thousands)
Consolidated Summary of Cash Flows
Net cash (used) provided by operating activities	$(1,809)	$(9,099)
Net cash (used) provided by investing activities	(892)	5,082
Net cash (used) provided by financing activities	(464)	3,318
Net (decrease) in cash, cash equivalents and restricted cash	$(3,165)	$(699)

Recent Accounting Pronouncements

All applicable adopted accounting pronouncements have been reflected in our Interim Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2023. including the adoption ASU No. 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, See “Note 1 – Summary of Significant Accounting Policies” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

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

In advance of the effective date of the recently adopted Securities and Exchange Commission rules regarding cybersecurity disclosure, we are disclosing a recent security incident involving unauthorized access to approximately 250,000 Fidelity Life customers’ personally identifiable information. This incident was caused by our vendor’s subcontractor using the MOVEit Transfer software. As has been documented extensively in the media, this software contained a zero-day vulnerability that a threat actor exploited to gain access to hundreds of companies’ data. Fidelity Life itself did not, and does not use the MOVEit application and our computer systems and infrastructure were not impacted by the incident.

We have worked with the vendor to ensure this incident was appropriately remediated. We have also worked with the vendor to mail notices to all impacted Fidelity Life customers and while we are unaware of any actual misuse of the compromised data, free credit monitoring was offered to each impacted customer. We have also provided notice of this third party vendor’s security incident to all appropriate regulators. While the breach was not directly related to our systems or infrastructure, as a result of or otherwise related to the incident, we may be subject to subsequent investigations, claims or actions in addition to other costs, fines, penalties, or other obligations.

While the event did not impact our systems we are working with our cybersecurity insurance carrier. While we intend to continue to carry cybersecurity insurance, future cybersecurity insurance coverage may be difficult to obtain or may only be available at significantly higher costs to us.

Item 1A. Risk Factors

Not applicable to smaller reporting companies.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of IPO Proceeds

None since initial public offering of August 7, 2019

Item 3. Default upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Rule 16a-1(f)

During the three months ended June 30, 2023, none of the officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) or directors of the Company adopted or, terminated or, modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

Cybersecurity, Privacy and Data Protection Regulation

In July 2023, the U.S. Securities and Exchange Commission adopted the Risk Management, Strategy, Governance, and Incident Disclosure Final Rule (the “Cybersecurity Final Rule”) enhancing disclosure requirements for registered companies covering cybersecurity risk and management. The Cybersecurity Final Rule requires registrants to disclose material cybersecurity incidents on Form 8-K within four business days of a determination that a cybersecurity incident is material, and such materiality determination must be made without unreasonable delay. The rule also requires periodic disclosures of, among other things, details on the company’s processes to assess, identify, and manage cybersecurity risks, cybersecurity governance, and management’s role in overseeing such a compliance program, including the board of directors’ oversight of cybersecurity risks. Certain reporting requirements under the Cybersecurity Final Rule become effective as early as December 2023.

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

Vericity, Inc.

Date: August 14, 2023	By:	/s/ Chris S. Kim
Chris S. Kim
Executive Vice President, Chief Financial Officer and Treasurer