Form 10-Q
period 2023-09-30
Vericity, Inc.
filed 2023-11-14
CIK 1575434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

The number of shares of Registrant’s Common Stock outstanding as of November 10, 2023 was 14,875,000.

Part 1. Financial Information

Item I. Financial Statements

Vericity, Inc.

Interim Condensed Consolidated Balance Sheets

(dollars in thousands)

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities – available-for-sale – at fair value (amortized cost; $334,600 and $331,946, net of allowances for credit losses of $21 and $0)	$295,524	$298,138
Mortgage loans (net of allowances for credit losses of $571 and $83)	42,005	45,270
Policyholder loans	7,062	6,699
Other invested assets	2,803	3,693
Total investments	347,394	353,800
Cash, cash equivalents and restricted cash	7,625	9,776
Accrued investment income	4,064	3,006
Reinsurance recoverables (net of allowances for credit losses of $126 and $126)	230,585	214,862
Deferred policy acquisition costs	88,171	90,189
Commissions and agent balances (net of allowances for credit losses of $337 and $338)	50,415	34,766
Intangible assets	1,635	1,635
Deferred income tax assets, net	32,003	28,437
Other assets	34,293	33,607
Total assets	796,185	770,078
Liabilities and Shareholders' Equity
Liabilities
Future policy benefits and claims	490,506	453,763
Policyholder account balances	72,245	77,443
Other policyholder liabilities	41,012	47,486
Policy dividend obligations	9,544	9,515
Reinsurance liabilities and payables	6,959	6,246
Long-term debt	37,311	30,213
Short-term debt	9,172	6,976
Other liabilities	30,113	27,093
Total liabilities	696,862	658,735
Commitments and Contingencies (Note 6)
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	15
Additional paid-in capital	39,840	39,840
Retained earnings	93,596	101,660
Accumulated other comprehensive (loss) income	(34,128)	(30,172)
Total shareholders' equity	99,323	111,343
Total liabilities and shareholders' equity	$796,185	$770,078

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Operations

(dollars in thousands, except earnings per share)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Revenues
Net insurance premiums	$23,434	$24,468	$71,515	$73,474
Net investment income	4,010	4,126	12,846	11,390
Net (losses) gains on investments	(883)	(1,570)	(1,759)	89
Earned commissions	15,354	11,267	45,535	32,792
Insurance lead sales	1,026	1,259	3,052	3,773
Other income	720	144	1,831	419
Total revenues	43,661	39,694	133,020	121,937
Benefits and expenses
Life, annuity, and health claim benefits	22,583	17,505	51,567	47,622
Interest credited to policyholder account balances	627	646	2,000	2,100
Operating costs and expenses	26,755	23,133	78,239	72,859
Amortization of deferred policy acquisition costs	3,283	4,086	9,913	13,237
Total benefits and expenses	53,248	45,370	141,719	135,818
Income (loss) before income tax	(9,587)	(5,676)	(8,699)	(13,881)
Income tax expense (benefit)	(1,612)	(591)	(822)	(785)
Net income (loss)	$(7,975)	$(5,085)	$(7,877)	$(13,096)

Earnings per share for the periods
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Weighted average shares outstanding, basic and diluted	14,875,000	14,875,000	14,875,000	14,875,000
Basic earnings per share	$(0.54)	$(0.34)	$(0.53)	$(0.88)
Diluted earnings per share	$(0.54)	$(0.34)	$(0.53)	$(0.88)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Comprehensive (Loss) Income

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Net income (loss)	$(7,975)	$(5,085)	$(7,877)	$(13,096)
Other comprehensive (loss) income, net of tax:
Change in net unrealized (losses) gains	(8,082)	(10,964)	(3,956)	(40,993)
Total other comprehensive (loss) income	(8,082)	(10,964)	(3,956)	(40,993)
Total comprehensive (loss) income	$(16,057)	$(16,049)	$(11,833)	$(54,089)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(Unaudited)		(Unaudited)
Common stock
Balance – beginning of period	$15	$15	$15	$15
Balance – end of period	$15	$15	$15	$15

Additional paid-in capital
Balance – beginning of period	$39,840	$39,840	$39,840	$39,840
Balance – end of period	$39,840	$39,840	$39,840	$39,840

Retained earnings
Balance – beginning of period	$101,571	$114,109	$101,660	$122,120
Cumulative effect adjustment from changes in accounting guidance, net of tax	—	—	(187)	—
Balance after adjustments - beginning of period	$101,571	$114,109	$101,473	$122,120
Net income (loss)	(7,975)	(5,085)	(7,877)	(13,096)
Balance – end of period	$93,596	$109,024	$93,596	$109,024

Accumulated other comprehensive income (loss)
Balance – beginning of period	$(26,046)	$(19,100)	$(30,172)	$10,929
Other comprehensive income (loss)	(8,082)	(10,964)	(3,956)	(40,993)
Balance – end of period	$(34,128)	$(30,064)	$(34,128)	$(30,064)
Total shareholders' equity	$99,323	$118,815	$99,323	$118,815

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
	(Unaudited)
Cash flows from operating activities
Net income (loss)	$(7,877)	$(13,096)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization and other non-cash items	3,899	3,187
Interest credited to policyholder account balances	2,000	2,100
Deferred income tax	(2,673)	(3,908)
Net investment losses (gains)	1,759	(89)
Interest expense	1,775	931
Change in:
Accrued investment income	(1,058)	(957)
Reinsurance recoverables, net	(15,723)	(27,932)
Deferred policy acquisition costs	2,018	3,529
Commissions and agent balances	(15,649)	(4,719)
Other assets	1,638	(2,407)
Insurance liabilities	30,766	30,687
Other liabilities	1,002	5,580
Net cash (used) provided by operating activities	1,877	(7,094)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturities	39,190	33,176
Mortgage loans	3,796	4,515
Purchases of:
Fixed maturities	(42,018)	(34,685)
Mortgage loans	(964)	(3,965)
Other invested assets	(190)	(724)
Change in policyholder loans, net	(363)	(289)
Other, net	(3,934)	(4,156)
Net cash (used) provided by investing activities	(4,483)	(6,128)
Cash flows from financing activities
Debt issued	35,321	13,600
Debt repaid	(27,803)	(6,127)
Deposits to policyholder account balances	387	294
Withdrawals from policyholder account balances	(7,450)	(4,241)
Net cash (used) provided by financing activities	455	3,526
Net (decrease) in cash, cash equivalents and restricted cash	(2,151)	(9,696)
Cash, cash equivalents and restricted cash – beginning of period	9,776	22,399
Cash, cash equivalents and restricted cash – end of period	$7,625	$12,703
Supplemental cash flow information
Non-cash transactions:	$—	$—

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

On October 3, 2023, the Company, announced that it entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, iA American Holdings Inc. (“iA” or “Parent”), Long Grove Acquisition Corp., a wholly owned subsidiary of Parent (“Merger Sub”), and, solely for purposes of Section 6.03 and Article IX thereof, iA Financial Corporation, Inc. (“Guarantor”).

On the terms and subject to the conditions of the Merger Agreement, at the closing, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving entity, which will become a wholly-owned subsidiary of Parent. The time that the Merger becomes effective is referred to as the “Effective Time.” The Merger was unanimously approved by the Company’s board of directors.

Following execution of the Merger Agreement, Apex Holdco L.P. (the “Consenting Stockholder” or “Apex”) executed and delivered to the Company a written consent (the “Stockholder Written Consent”), adopting the Merger Agreement and the transactions contemplated thereby, including the Merger.

As a result of the execution and delivery of the Stockholder Written Consent, the holders of at least a majority of the outstanding shares of Common Stock have adopted the Merger Agreement. No further approval of the stockholders of the Company is required to adopt the Merger Agreement.

As a result of the Merger, each share of Common Stock outstanding immediately prior to the Effective Time (subject to certain exceptions, including shares of Common Stock owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will, at the Effective Time, automatically be converted into the right to receive $11.43 in cash, without interest and subject to applicable withholding taxes (the “Merger Consideration”). The aggregate equity value of the Common Stock acquired by Parent will be approximately $170 million.

If the Merger is consummated, the Company’s Common Stock will be delisted from The Nasdaq Capital Market and deregistered under the Securities Exchange Act of 1934, as amended. The completion of the Merger is subject to satisfaction or waiver of certain closing conditions, including: (i) the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR”), and receipt of certain regulatory approvals; (ii) there being no law or injunction prohibiting consummation of the Merger; (iii) subject to specified materiality standards, the accuracy of the representations and warranties of the other party; and (iv) compliance by the other party in all material respects with its covenants. Parent’s and Merger Sub’s obligations are also conditioned upon the absence of a material adverse effect on the Company and the absence of any burdensome condition (as defined in the Merger Agreement) imposed by any regulators as part of the regulatory approval process.

On October 3, 2023, the Company issued a Form 8-K and press release announcing the execution of the Merger Agreement and the Form 8-K is incorporated into this filing by reference. The Merger is expected to close in the first half of 2024.

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

The accompanying interim condensed consolidated financial statements present the accounts of the Company and subsidiaries for the three and nine months ended September 30, 2023 and at September 30, 2022 and December 31, 2022. These interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report in the Form 10-K for the year ended December 31, 2022. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

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

Fixed Maturities

The amortized cost, gross unrealized gains, gross unrealized losses, fair value, and net of allowances for credit losses are included in accumulated other comprehensive income (AOCI) of fixed maturities available-for-sale are as follows:

	September 30, 2023
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agencies	$10,206	$108	$(715)	$9,599
U.S. agency mortgage-backed	7,353	15	(835)	6,533
State and political subdivisions	76,764	12	(13,437)	63,339
Corporate and miscellaneous	174,536	664	(19,397)	155,803
Foreign government	130	—	(5)	125
Residential mortgage-backed	7,249	56	(685)	6,620
Commercial mortgage-backed	21,801	6	(2,152)	19,655
Asset-backed	36,561	71	(2,782)	33,850
Total fixed maturities	$334,600	$932	$(40,008)	$295,524

	December 31, 2022
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses (1)
U.S. government and agencies	$9,258	$349	$(501)	$9,106	$—
U.S. agency mortgage-backed	9,429	63	(614)	8,878	—
State and political subdivisions	68,213	26	(12,015)	56,224	—
Corporate and miscellaneous	171,283	1,473	(16,275)	156,481	—
Foreign government	130	1	—	131	—
Residential mortgage-backed	4,912	140	(622)	4,430	(709)
Commercial mortgage-backed	21,374	2	(1,914)	19,462	—
Asset-backed	47,347	5	(3,926)	43,426	—
Total fixed maturities	$331,946	$2,059	$(35,867)	$298,138	$(709)

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

	September 30, 2023
	Amortized Cost	Fair Value
Due in one year or less	$4,150	$4,122
Due after one year through five years	39,652	37,578
Due after five years through ten years	73,284	68,163
Due after ten years	144,550	119,003
Securities not due at a single maturity date — primarily mortgage and asset-backed	72,964	66,658
Total fixed maturities	$334,600	$295,524

Fixed maturities with a carrying value of $2,486 and $2,680 were on deposit with governmental authorities, as required by law at September 30, 2023 and December 31, 2022, respectively.

The Company’s fixed maturities portfolio was primarily composed of investment grade securities, defined as a security having a rating of Aaa, Aa, A, or Baa from Moody’s, AAA, AA, A, or BBB from Standard & Poor’s, or National Association of Insurance Commissioners (NAIC) rating of NAIC 1 or NAIC 2. Investment grade securities comprised 96.2% and 95.1% of the Company’s total fixed maturities portfolio at September 30, 2023 and December 31, 2022, respectively.

At September 30, 2023 and December 31, 2022, the Company had commitments to make investments in available-for-sale securities in the amount of $0 and $1,290, respectively.

Mortgage Loans

The Company makes investments in commercial mortgage loans. The Company, along with other investors, owns a pro rata share of each loan. The Company participates in 35 such investment instruments with ownership shares ranging from 0.6% to 30.0% of the trust at September 30, 2023. The Company owns a share of 319 mortgage loans with an average loan balance of $133 and a maximum exposure related to any single loan of $600. Mortgage loan holdings are diversified by geography and property type as follows:

	September 30, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$12,997	30.5%	$13,866	30.6%
Office	11,276	26.5%	11,115	24.5%
Industrial	7,682	18.0%	8,138	17.9%
Mixed use	4,860	11.4%	5,249	11.6%
Apartments	2,100	4.9%	2,796	6.2%
Medical office	2,546	6.0%	3,053	6.7%
Other	1,115	2.7%	1,136	2.5%
Gross carrying value of mortgage loans	42,576	100.0%	45,353	100.0%
Credit loss allowance (1)	(571)		(83)
Net carrying value of mortgage loans	$42,005		$45,270

	September 30, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
U.S. Region:
West South Central	$10,779	25.2%	$11,608	25.6%
East North Central	12,457	29.3%	12,320	27.2%
South Atlantic	8,153	19.1%	8,815	19.4%
West North Central	2,477	5.8%	2,871	6.3%
Mountain	2,626	6.2%	2,824	6.2%
Middle Atlantic	2,072	4.9%	2,310	5.1%
East South Central	3,558	8.4%	3,661	8.1%
New England	—	0.0%	34	0.1%
Pacific	454	1.1%	910	2.0%
Gross carrying value of mortgage loans	42,576	100.0%	45,353	100.0%
Credit loss allowance (1)	(571)		(83)
Net carrying value of mortgage loans	$42,005		$45,270

(1) Due to the adoption of the measurement of credit losses on financial instruments accounting standard, prior valuation allowance is now presented as an allowance for expected credit losses.

During the nine months ended September 30, 2023 and September 30, 2022, $964 and $3,965 of new mortgage loans were purchased, respectively, which did not include second lien mortgage loans. There were no taxes, assessments, or any amounts advanced that were not included in the mortgage loan balances at September 30, 2023 and December 31, 2022. At September 30, 2023 and December 31, 2022, the Company had 2 and 3 mortgage loans with a total carrying value of $358 and $692 that were in a restructured status, respectively. There was 1 impairment for mortgage loans during the three months ended September 30, 2023 and zero impairment of mortgage loans during the three months ended September 30, 2022 and December 31, 2022.

The changes in the allowances for credit losses (includes $237 related to adoption of ASU 2016-13) for commercial mortgage loans were as follows:

	Nine Months Ended September 30, 2023	Year Ended December 31, 2022
Beginning balance	$83	$69
Net increase in allowances for credit losses related to change in accounting standards (See Note 1)	237	—
Net (decrease) increase in allowances for credit losses	251	14
Ending balance	$571	$83

At September 30, 2023 and December 31, 2022, the Company had no mortgage loans that were on non-accrual status.

At September 30, 2023 and December 31, 2022, the Company had commitments to make investments in mortgage loans in the amount of $3,023 and $2,575, respectively.

Net Investment Income

The sources of net investment income are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Income from:
Fixed maturities	$3,684	$3,763	$11,690	$10,385
Policyholder loans	88	90	268	272
Mortgage loans	509	594	1,815	1,830
Cash, cash equivalents and restricted cash	47	32	110	34
Gross investment income	4,328	4,479	13,883	12,521
Investment expenses	(318)	(353)	(1,037)	(1,131)
Net investment income	$4,010	$4,126	$12,846	$11,390

Investment expenses include investment management fees, some of which include incentives based on market performance, custodial fees and internal costs for investment-related activities.

Net Investment (Losses) Gains

The sources of net investment gains (losses) are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Investment (losses) gains from sales:
Fixed maturities	$(373)	$(61)	$(462)	$(191)
Mortgage loans	56	(134)	56	(80)
Gains and losses from sales	(317)	(195)	(406)	(271)
Valuation change of other invested assets - (decline) appreciation:	(271)	(1,087)	(1,080)	779
Change in allowance for credit losses (1)	(295)	(288)	(273)	(419)
Total net gains (losses) on investments	$(883)	$(1,570)	$(1,759)	$89

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

A roll-forward of the cumulative credit losses on fixed maturities are as follows:

	September 30,	December 31,
	2023	2022
Beginning balance of credit losses on fixed maturities	$1,263	$837
Additional credit loss not previously recognized (1)	—	394
Additional credit loss that was previously recognized (1)	21	48
Reduction of credit losses related to securities sold during period	—	(16)
Ending balance of credit losses on fixed maturities	$1,284	$1,263

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

Unrealized Losses for Fixed Maturities

The Company’s fair value and gross unrealized losses for fixed maturities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position are as follows:

	12 months or less		Longer than 12 months		Total
September 30, 2023	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. government and agencies	$977	$(22)	$2,527	$(693)	$3,504	$(715)
U.S. agency mortgage-backed	780	(23)	4,712	(812)	5,492	(835)
State and political subdivisions	19,634	(1,108)	42,635	(12,329)	62,269	(13,437)
Corporate and miscellaneous	46,767	(3,546)	64,833	(15,851)	111,600	(19,397)
Foreign Government	125	(5)	—	—	125	(5)
Residential mortgage-backed	3,009	(69)	2,786	(616)	5,795	(685)
Commercial mortgage-backed	1,711	(61)	17,499	(2,091)	19,210	(2,152)
Asset-backed	5,262	(417)	26,143	(2,365)	31,405	(2,782)
Total fixed maturities	$78,265	$(5,251)	$161,135	$(34,757)	$239,400	$(40,008)

	12 months or less		Longer than 12 months		Total
December 31, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. agency mortgage-backed	$2,722	$(501)	$—	$—	$2,722	$(501)
State and political subdivisions	5,297	(578)	216	(36)	5,513	(614)
Corporate and miscellaneous	38,252	(7,036)	15,057	(4,979)	53,309	(12,015)
Foreign government	94,461	(13,479)	8,322	(2,796)	102,783	(16,275)
Residential mortgage-backed	3,286	(554)	344	(68)	3,630	(622)
Commercial mortgage-backed	16,218	(1,611)	2,655	(303)	18,873	(1,914)
Asset-backed	20,465	(1,726)	21,069	(2,200)	41,534	(3,926)
Total fixed maturities	$180,701	$(25,485)	$47,663	$(10,382)	$228,364	$(35,867)

The indicated gross unrealized losses in all fixed maturity categories decreased to $40,008 from $35,867 at September 30, 2023 and December 31, 2022, respectively. Based on the Company’s current evaluation of its fixed maturities in an unrealized loss position, in accordance with our impairment policy and the Company’s current intentions to hold these securities, the Company concluded that these securities do not have credit losses.

Information and concentrations related to fixed maturities in an unrealized loss position are included below. The tables below include fixed maturities and number of securities in an unrealized loss position for greater than and less than 12 months and the percentage that were investment grade at September 30, 2023.

	Unrealized Losses 12 months or less
	Gross Unrealized Losses	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. government and agencies	$(22)	$(22)	$—	$—	100%
U.S. agency mortgage-backed	(23)	(23)	—	—	100%
State and political subdivisions	(1,108)	(948)	(160)	—	100%
Corporate and miscellaneous	(3,546)	(1,607)	(960)	(979)	84%
Foreign Government	(5)	(5)	—	—	100%
Residential mortgage-backed	(69)	(69)	—	—	75%
Commercial mortgage-backed	(61)	(51)	(10)	—	100%
Asset-backed	(417)	(271)	(85)	(61)	100%
Gross unrealized losses	$(5,251)	$(2,996)	$(1,215)	$(1,040)

Total number of fixed maturities	300	257	33	10

	Unrealized Losses greater than 12 months
	Gross Unrealized Losses	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. government and agencies	$(693)	$(95)	$—	$(598)	100%
U.S. agency mortgage-backed	(812)	(44)	(752)	(16)	100%
State and political subdivisions	(12,329)	(563)	(1,822)	(9,944)	100%
Corporate and miscellaneous	(15,851)	(835)	(3,348)	(11,668)	87%
Residential mortgage-backed	(616)	(56)	(306)	(254)	89%
Commercial mortgage-backed	(2,091)	(487)	(1,376)	(228)	100%
Asset-backed	(2,365)	(789)	(1,172)	(404)	97%
Gross unrealized losses	$(34,757)	$(2,869)	$(8,776)	$(23,112)

Total number of fixed maturities	587	145	201	241

	Investment Grade	Below Investment Grade	Total

Fixed income securities with unrealized loss position less than or equal to 20% of amortized cost, net (1) (2)	$15,251	$604	$15,855
Fixed income securities with unrealized loss position greater than 20% of amortized cost, net (3) (4)	23,704	449	24,153
Total unrealized losses	$38,955	$1,053	$40,008

(1) Below investment grade fixed income securities include $150 that have been in an unrealized loss position for less than twelve months.

(2) Related to securities with an unrealized loss position less than 20% of amortized cost, net, the degree of which suggests that these securities do not pose a high risk of having credit losses.

(3) Below investment grade fixed income securities include $902 that have been in an unrealized loss position for a period of twelve or more consecutive months.

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

The annuities in payout status are certain structured settlement contracts. The policy liability for structured settlement contracts of $12,198 and $13,118 at September 30, 2023 and December 31, 2022, respectively, is computed as the present value of contractually specified future benefits. The amounts included in the policy liability for structured settlements that are life contingent at September 30, 2023 and December 31, 2022, is $9,499 and $10,097, respectively.

To the extent that unrealized gains on fixed maturities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded. A liability of $0 and $470 is included as part of the liability for structured settlements with respect to this deficiency at September 30, 2023 and December 31, 2022, respectively. The offset to this liability is recorded as a reduction of the unrealized capital gains included in AOCI.

Participating life insurance in-force was 2.5% and 3.9% of the face value of total life insurance at September 30, 2023 and December 31, 2022, respectively.

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

On July 18, 2023, the Liquidation Order of Scottish Re was approved by the Delaware Court specifying the effective date of the liquidation as September 30, 2023. The Liquidation Order specifies that all reinsurance agreements of Scottish Re are cancelled effective September 30, 2023. Accordingly, ceded future policy benefits of $657 were taken down as of the effective date of the order.

Reinsurance recoverables are as follows:

	September 30,	December 31,
	2023	2022
Ceded future policy benefits	$192,968	$173,904
Claims and other amounts recoverables	37,617	40,958
Ending balance	$230,585	$214,862

The reconciliation of direct insurance premiums to net insurance premiums is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Direct premiums	$46,413	$44,740	$135,613	$131,792
Assumed premiums	8,960	10,838	27,493	35,512
Ceded premiums	(31,939)	(31,110)	(91,591)	(93,830)
Net insurance premiums	$23,434	$24,468	$71,515	$73,474

The reconciliation of direct life, annuity, and health claim benefits to life, annuity, and health claim benefits as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Direct	$34,658	$36,963	$93,623	$105,673
Assumed	10,209	5,656	16,136	15,911
Ceded	(22,284)	(25,114)	(58,192)	(73,962)
Life, annuity, and health claim benefits	$22,583	$17,505	$51,567	$47,622

Net policy charges on universal life products were $41 and $44 for the three months ended September 30, 2023 and 2022, respectively and $135 and $136 for the nine months ended September 30, 2023 and 2022, respectively, and are included in other income.

At September 30, 2023 and December 31, 2022, reserves related to fixed‑rate annuity deposits assumed from a former affiliate company amounted to approximately $64,095 and $69,070, respectively, and are included with policyholder account balances in the Interim Condensed Consolidated Balance Sheets.

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

The assets and liabilities within the Closed Block are included in the Company’s condensed consolidated financial statements on the same basis as other accounts of the Company. The maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at September 30, 2023 and December 31, 2022 is $11,058 and $10,792 of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience, respectively.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block, which is referred to as the actuarial calculation. The actuarial calculation projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the actuarial calculation as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block. The review of Closed Block experience also includes consideration of whether a policy dividend obligation should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. At September 30, 2023 and December 31, 2022, the Company recognized a policyholder dividend obligation of $9,544 and $9,515, respectively, resulting from the excess of actual cumulative earnings over the expected cumulative earnings and from accumulated net unrealized investment gains (losses) that have arisen subsequent to the establishment of the Closed Block.

Information regarding the Closed Block liabilities (assets) designated to the Closed Block is as follows:

	September 30,	December 31,
Closed Block Liabilities	2023	2022
Future policy benefits and claims	$29,216	$29,382
Policyholder account balances	6,567	6,731
Other policyholder liabilities	3,436	5,298
Policyholder dividend obligations	9,544	9,515
Other liabilities	38	586
Total Closed Block liabilities	48,801	51,512
Assets Designated to the Closed Block
Investments:
Fixed maturities - available-for-sale (amortized cost $41,673 and $40,522, respectively)	36,464	36,625
Policyholder loans	1,238	1,132
Total investments	37,702	37,757
Cash and Cash Equivalents	365	—
Premiums due and uncollected	382	1,852
Accrued investment income	490	457
Reinsurance recoverables	10,834	13,885
Deferred income tax assets, net	4,712	4,263
Total assets designated to the Closed Block	54,485	58,214
Excess of Closed Block assets over liabilities	5,684	6,702
Amounts included in accumulated other comprehensive income:
Unrealized investment loss (gains), net of income tax	(4,116)	(3,079)
Total amounts included in accumulated other comprehensive income	(4,116)	(3,079)
Maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities (includes excess assets of $11,058 and $10,792, respectively)	$(9,800)	$(9,781)

	September 30,	December 31,
Policyholder Dividend Obligations	2023	2022
Beginning balance	$9,515	$12,669
Impact from earnings allocable to policyholder dividend obligations	29	(165)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligations	—	(2,989)
Ending balance	$9,544	$9,515

Information regarding the Closed Block revenues and expenses is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Net insurance premiums	$769	$329	$3,351	$2,357
Net investment income	456	375	1,361	1,157
Net Realized Investment Gains (Losses)	5	—	8	—
Total revenues	1,230	704	4,720	3,514
Benefits and expenses
Life and annuity benefits - including policyholder dividends of $452, $498, $1,474 and $1,102, respectively	1,353	1,072	4,258	3,588
Interest credited to policyholder account balances	42	44	124	128
Operating costs and expenses	(38)	(356)	314	(482)
Total expenses	1,357	760	4,696	3,234
Revenues, net of expenses before provision for income tax expense (benefit)	(127)	(56)	24	280
Income tax expense (benefit)	(27)	(12)	5	59
Revenues, net of expenses and provision for income tax expense (benefit)	$(100)	$(44)	$19	$221

The Company charges the Closed Block with federal income taxes and state and local premium taxes, policy maintenance costs and investment management expenses relating to the Closed Block as provided in the Closed Block Memorandum.

The following table presents the amortized cost and fair value of the Closed Block fixed maturities portfolio by contractual maturity at September 30, 2023. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
Due in one year or less	$1,100	$1,093
Due after one year through five years	6,615	6,482
Due after five years through ten years	6,836	6,374
Due after ten years	23,683	19,193
Securities not due at a single maturity date — primarily mortgage and asset- backed	3,439	3,322
Total fixed maturities	$41,673	$36,464

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

Recurring and Non-Recurring Fair Value Measurements

The Company’s assets that are carried at fair value on a recurring and non-recurring basis, by fair value hierarchy level, are as follows:

September 30, 2023	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$9,599	$—	$9,599
U.S. agency mortgage-backed	—	6,533	—	6,533
State and political subdivisions	—	62,895	444	63,339
Corporate and miscellaneous	2,231	127,012	26,560	155,803
Foreign government	—	125	—	125
Residential mortgage-backed	—	6,620	—	6,620
Commercial mortgage-backed	—	19,655	—	19,655
Asset-backed	—	30,512	3,338	33,850
Total fixed maturities	2,231	262,951	30,342	295,524
Total recurring assets	$2,231	$262,951	$30,342	$295,524

December 31, 2022	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$9,106	$—	$9,106
U.S. agency mortgage-backed	—	8,878	—	8,878
State and political subdivisions	—	55,782	442	56,224
Corporate and miscellaneous	2,847	126,644	26,990	156,481
Foreign government	—	131	—	131
Residential mortgage-backed	—	4,430	—	4,430
Commercial mortgage-backed	—	19,462	—	19,462
Asset-backed	—	40,293	3,133	43,426
Total fixed maturities	2,847	264,726	30,565	298,138
Total recurring assets	$2,847	$264,726	$30,565	$298,138

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

		Total gains (losses) included in:
	Balance at January 1, 2023	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at September 30, 2023
Financial Assets
Fixed maturities
State and political subdivision	$442	$—	$2	$—	$—	$—	$—	$444
Corporate and miscellaneous	26,991	2	(31)	2,449	(2,989)	—	138	26,560
Asset-backed	3,133	90	80	145	(610)	—	500	3,338
Total assets	$30,566	$92	$51	$2,594	$(3,599)	$—	$638	$30,342

		Total gains (losses) included in:
	Balance at January 1, 2022	Net Income	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2022
Financial Assets
Fixed maturities
State and political subdivisions	$498	$—	$(56)	$—	$—	$—	$—	$442
Corporate and miscellaneous	24,740	2	(398)	3,198	(2,582)	1,468	563	26,991
Asset-backed	2,838	(122)	(325)	1,907	(1,260)	—	95	3,133
Total assets	$28,076	$(120)	$(779)	$5,105	$(3,842)	$1,468	$658	$30,566

There were 4 transfers from Level 3 to Level 2 and 5 transfers from level 2 to level 3 in 2023. There were 2 transfers from Level 3 to Level 2 and 6 transfers from level 2 to level 3 in 2022.

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

		Estimated Fair Value
September 30, 2023	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$42,005	$—	$—	$38,074	$38,074
Policyholder loans	$7,062	$—	$—	$8,136	$8,136
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$15,776	$—	$—	$14,511	$14,511
Long/short-term debt	$46,483	$—	$—	$47,762	$47,762
Policyholder account balances	$72,245	$—	$—	$65,459	$65,459

		Estimated Fair Value
December 31, 2022	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$45,270	$—	$—	$41,622	$41,622
Policyholder loans	$6,699	$—	$—	$7,722	$7,722
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$16,555	$—	$—	$15,192	$15,192
Long/short-term debt	$37,189	$—	$—	$36,763	$36,763
Policyholder account balances	$77,443	$—	$—	$70,157	$70,157

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.

Mortgage Loans — Fair value was based on the discounted value of future cash flows for all first mortgage loans adjusted for specific loan risk. The discount rate was based on the rate that would be offered for similar loans at the reporting date. Fair value excludes $974 and $1,952 of second and mezzanine mortgages carried at cost for which fair value is not measurable at September 30, 2023 and December 31, 2022, respectively.

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

Note 8 – Long and Short-Term Debt

In 2022 and subsequent amendments in 2023, Efinancial entered into a new commission financing arrangement and is taking new advances on this financing arrangement. Efinancial’s ability to receive advances under this arrangement will terminate when the aggregate amount advanced under the arrangement equals or exceeds $46.0 million. At September 30, 2023 and December 31, 2022, the Company had a net advance of $38,618 and $31,100, respectively, under this arrangement. At September 30, 2023, the Company expects to pay back the aggregate amounts as presented in the following table.

September 30, 2023
Due in one year or less	$9,172
Due after one year through two years	6,328
Due after two years through three years	5,891
Due after three years through four years	5,493
Due after four years through five years	5,014
Due after five years	38,411
Less discount	(23,826)
Total long/short-term debt	$46,483

Federal Home Loan Bank of Chicago

The Company is a member of the Federal Home Loan Bank of Chicago (FHLBC). As a member, the Company is able to borrow on a collateralized basis from the FHLBC which can be used as an alternative source of liquidity. The FHLBC membership requires the Company to own member stock. At September 30, 2023 and December 31, 2022, the Company held $270 and $180 of FHLBC common stock, which is included in Other invested assets, respectively. The Company's ability to borrow under this facility is subject to the FHLBC's discretion and requires the availability of qualifying assets. As of September 30, 2023 and December 31, 2022, the Company had not pledged any assets and there were no outstanding borrowings.

Note 9 – Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income, net of taxes are as follows:

	2023			2022
	Net Unrealized Gains (Losses) on Investments with Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Total	Net Unrealized Gains (Losses) on Investments with Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at beginning of year	$362	$(30,534)	$(30,172)	$362	$10,567	$10,929
Third Quarter
Other comprehensive income (loss)
Unrealized holding (losses) gains from changes in the market value of securities	—	(10,166)	(10,166)	—	(15,424)	(15,424)
Impact on policy benefit liabilities of changes in market value of securities	—	340	340	—	1,545	1,545
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	—	—	—	—	—	—
Deferred income tax (expense) benefit	—	1,744	1,744	—	2,915	2,915
Third Quarter, net	—	(8,082)	(8,082)	—	(10,964)	(10,964)

Year to Date
Other comprehensive (loss) income
Unrealized holding (losses) gains from changes in the market value of securities	—	(5,268)	(5,268)	—	(60,944)	(60,944)
Impact on policy benefit liabilities of changes in market value of securities	—	469	469	—	6,065	6,065
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	—	—	—	—	2,989	2,989
Deferred income tax benefit (expense)	—	843	843	—	10,897	10,897
Year to Date, net	—	(3,956)	(3,956)	—	(40,993)	(40,993)

Balance at end of period	$362	$(34,490)	$(34,128)	$362	$(30,426)	$(30,064)

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

The Corporate & Other Segment includes expenses that will benefit the overall organization, which are not allocated to a segment. This segment recognizes net investment income on cash and invested assets held mainly as a result of the IPO and interest expense related to our recently announced merger transaction and commission financing agreement.

All intercompany accounts and transactions have been eliminated in consolidation, including any profit or loss from the sale of Insurance Segment products through the Agency Segment.

The segment results are as follows:

	Three Months Ended September 30, 2023				Three Months Ended September 30, 2022
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Net insurance premiums	$23,434	$—	$—	$23,434	$24,468	$—	$—	$24,468
Net investment income	3,931	—	79	4,010	3,927	—	199	4,126
Net (losses) gains on investments (1)	(883)	—	—	(883)	(1,100)	—	(470)	(1,570)
Earned commissions	—	15,354	—	15,354	—	11,379	(112)	11,267
Other income	274	1,472	—	1,746	144	1,259	—	1,403
Total revenues	26,756	16,826	79	43,661	27,439	12,638	(383)	39,694
Life, annuity, and health claim benefits	23,210	—	—	23,210	18,151	—	—	18,151
Operating costs and expenses	7,914	16,564	2,277	26,755	7,957	14,110	1,066	23,133
Amortization of deferred policy acquisition costs	3,283	—	—	3,283	4,086	—	—	4,086
Total benefits and expenses	34,407	16,564	2,277	53,248	30,194	14,110	1,066	45,370
Income (loss) before income taxes	$(7,651)	$262	$(2,198)	$(9,587)	$(2,755)	$(1,472)	$(1,449)	$(5,676)

(1) Due to the adoption of the measurement of credit losses on financial instruments accounting standard, items previously reported as OTTI, are now included in net (losses) gains on investments.

	Nine Months Ended September 30, 2023				Nine Months Ended September 30, 2022
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Net insurance premiums	$71,515	$—	$—	$71,515	$73,474	$—	$—	$73,474
Net investment income	12,618	—	228	12,846	10,982	—	408	11,390
Net realized investment gains (losses) (1)	(1,395)	—	(364)	(1,759)	(267)	—	356	89
Earned commissions	—	45,880	(345)	45,535	—	33,105	(313)	32,792
Other income	804	4,079	—	4,883	419	3,773	—	4,192
Total revenues	83,542	49,959	(481)	133,020	84,608	36,878	451	121,937
Life, annuity, and health claim benefits	53,567	—	—	53,567	49,722	—	—	49,722
Operating costs and expenses	23,843	48,636	5,760	78,239	25,143	42,573	5,143	72,859
Amortization of deferred policy acquisition costs	9,913	—	—	9,913	13,237	—	—	13,237
Total benefits and expenses	87,323	48,636	5,760	141,719	88,102	42,573	5,143	135,818
(Loss) income before income tax	$(3,781)	$1,323	$(6,241)	$(8,699)	$(3,494)	$(5,695)	$(4,692)	$(13,881)

(1) Due to the adoption of the measurement of credit losses on financial instruments accounting standard, items previously reported as OTTI, are now included in net (losses) gains on investments.

	September 30, 2023				December 31, 2022
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Investments and cash	$351,240	$800	$2,979	$355,019	$358,620	$1,094	$3,862	$363,576
Commissions and agent balances	8,550	41,865	—	50,415	4,751	30,015	—	34,766
Deferred policy acquisition costs	88,171	—	—	88,171	90,189	—	—	90,189
Intangible assets	—	1,635	—	1,635	—	1,635	—	1,635
Reinsurance recoverables net	230,585	—	—	230,585	214,862	—	—	214,862
Deferred income tax assets, net	18,361	—	13,642	32,003	13,489	—	14,948	28,437
Other	28,635	9,068	654	38,357	26,800	5,869	3,944	36,613
Total assets	$725,542	$53,368	$17,275	$796,185	$708,711	$38,613	$22,754	$770,078

All the Company’s significant revenues and long-lived assets are located in the United States, which is the Company’s country of domicile.
Note 11 –Subsequent Events

On October 3, 2023, Vericity, Inc. announced that it entered into an Agreement and Plan of Merger with iA American Holdings Inc. Please refer to Note 1 - Summary of Significant Accounting Policies for additional details.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three and nine months ended September 30, 2023 and 2022

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

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

War in Ukraine and Israel

The Company believes the wars in Ukraine and in and around Israel do not have a material impact on the interim condensed consolidated financial statements of the Company at September 30, 2023.

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

Results of Operations

The major components of operating revenues, benefits and expenses and net (loss) income were as follows (certain prior year values have been re-classified due to the adoption of ASU 2016-02, see footnote 1 in this form 10-Q):

Vericity, Inc. Consolidated Results of Operations

(dollars in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
(dollars in thousands)
Revenues	2023	2022	2023	2022
Net insurance premiums	$23,434	$24,468	$71,515	$73,474
Net investment income	4,010	4,126	12,846	11,390
Net (losses) gains on investments	(883)	(1,570)	(1,759)	89
Earned commissions	15,354	11,267	45,535	32,792
Insurance lead sales	1,026	1,259	3,052	3,773
Other income	720	144	1,831	419
Total revenues	43,661	39,694	133,020	121,937
Benefits and expenses
Life, annuity, and health claim benefits	22,583	17,505	51,567	47,622
Interest credited to policyholder account balances	627	646	2,000	2,100
Operating costs and expenses	26,755	23,133	78,239	72,859
Amortization of deferred policy acquisition costs	3,283	4,086	9,913	13,237
Total benefits and expenses	53,248	45,370	141,719	135,818
Income (loss) before income taxes	(9,587)	(5,676)	(8,699)	(13,881)
Income tax expense (benefit)	(1,612)	(591)	(822)	(785)
Net income (loss)	$(7,975)	$(5,085)	$(7,877)	$(13,096)

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Total Revenues

For the three months ended September 30, 2023, total revenues were $43.7 million compared to $39.7 million for the three months ended September 30, 2022. This increase of $4.0 million resulted primarily from an increase in earned commissions and lower net losses on investments, partially offset by a decrease in net insurance premiums, net investment income and a decrease in insurance lead sales.

Benefits and Expenses

For the three months ended September 30, 2023, total benefits and expenses were $53.2 million compared to $45.4 million for the three months ended September 30, 2022. This increase of $7.8 million is driven by higher operating expenses and claim benefits, partially offset by lower amortization of deferred policy acquisition costs.

Income (loss) Before Income Taxes

For the three months ended September 30, 2023, net loss before taxes was $9.6 million compared to net loss before taxes of $5.7 million for the three months ended September 30, 2022. This increase in net loss of $3.9 million was primarily due to higher claim benefits and operating expenses and lower net insurance premiums and net investment income, partially offset by higher earned commissions, lower net loss on investments, and lower amortization of deferred policy acquisition costs.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Total Revenues

For the nine months ended September 30, 2023, total revenues were $133.0 million compared to $121.9 million for the nine months ended September 30, 2022. This increase of $11.1 million resulted primarily from higher earned commissions and net investment income, partially offset by a decrease in net insurance premiums, lower net gains on investments and a decrease in insurance lead sales.

Benefits and Expenses

For the nine months ended September 30, 2023, total benefits and expenses were $141.7 million compared to $135.8 million for the nine months ended September 30, 2022. This increase of $5.9 million is driven by higher operating expenses and claim benefits, partially offset by lower amortization of deferred policy acquisition costs.

Income (loss) Before Income Taxes

For the nine months ended September 30, 2023, net loss before taxes was $8.7 million compared to net loss before taxes of $13.9 million for the nine months ended September 30, 2022. This decrease in net loss of $5.2 million was primarily due to increases in earned commissions and net investment income, lower deferred policy acquisition costs, partially offset with an increase in claim benefits and operating expenses, lower net insurance premiums and higher net losses on investments.

Consolidated Results

The following analysis reconciles the reported segment results to the Company’s total consolidated results.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Income (loss) before income tax by segment
Agency	$262	$(1,472)	$1,323	$(5,695)
Insurance	(7,651)	(2,755)	$(3,781)	(3,494)
Corporate & Other	(2,198)	(1,449)	$(6,241)	(4,692)
Income (loss) from operations before income tax	(9,587)	(5,676)	(8,699)	(13,881)
Income tax expense (benefit)	(1,612)	(591)	(822)	(785)
Net income (loss)	$(7,975)	$(5,085)	$(7,877)	$(13,096)

Agency Segment

The results of our Agency Segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(dollars in thousands)	(dollars in thousands)		(dollars in thousands)
Revenues
Earned commissions	$15,354	$11,379	$45,880	$33,105
Insurance lead sales & Other	1,472	1,259	4,079	3,773
Total revenues	16,826	12,638	49,959	36,878
Expenses
Operating costs and expenses	16,564	14,110	48,636	42,573
Total expenses	16,564	14,110	48,636	42,573
Income (loss) before income taxes	$262	$(1,472)	$1,323	$(5,695)

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Earned Commissions

For the three months ended September 30, 2023, earned commissions were $15.4 million compared to $11.4 million for the three months ended September 30, 2022. This increase of $4.0 million resulted from increased sales in the retail channel.

Insurance Lead Sales

For the three months ended September 30, 2023 insurance lead sales were $1.5 million compared to $1.3 million for the three months ended September 30, 2022. This increase of $0.2 million was primarily due to higher click-through revenue.

Operating Costs and Expenses

For the three months ended September 30, 2023, operating costs and expenses were $16.6 million compared to $14.1 million for the three months ended September 30, 2022. This increase of $2.5 million was primarily due to an increase in variable costs.

Income (Loss) Before Income Taxes

For the three months ended September 30, 2023, the Agency Segment net income was $0.3 million compared to net loss of $1.5 million for the three months ended September 30, 2022. This increase in net income of $1.8 million was the result of higher earned commissions, partially offset by increased operating expenses.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Earned Commissions

For the nine months ended September 30, 2023, earned commissions were $45.9 million compared to $33.1 million for the nine months ended September 30, 2022. This increase of $12.8 million resulted from increased sales in the retail channel.

Insurance Lead Sales

For the nine months ended September 30, 2023 insurance lead sales were $4.1 million compared to $3.8 million for the nine months ended September 30, 2022. This increase of $0.3 million was primarily due to higher click-through revenue.

Operating Costs and Expenses

For the nine months ended September 30, 2023, operating costs and expenses were $48.6 million compared to $42.6 million for the nine months ended September 30, 2022. This increase of $6.0 million was primarily due to an increase in variable costs.

Income (Loss) Before Income Taxes

For the nine months ended September 30, 2023, the Agency Segment net income was $1.3 million compared to net loss of $5.7 million for the nine months ended September 30, 2022. This increase in net income of $7.0 million was the result of higher earned commissions, partially offset by increased operating expenses.

Insurance Segment

The results of our Insurance Segment were as follows (certain prior period values have been re-classified due to the adoption of ASU 2016-02, see footnote 1 in this form 10-Q):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
(dollars in thousands)			(dollars in thousands)
Revenues
Net insurance premiums	$23,434	$24,468	$71,515	$73,474
Net investment income	3,931	3,927	12,618	10,982
Net (losses) gains on investments	(883)	(1,100)	(1,395)	(267)
Other income	274	144	804	419
Total revenues	$26,756	$27,439	83,542	84,608
Benefits and expenses
Life, annuity, and health claim benefits	22,583	17,505	51,567	47,622
Interest credited to policyholder account balances	627	646	2,000	2,100
Operating costs and expenses	7,914	7,957	23,843	25,143
Amortization of deferred policy acquisition costs	3,283	4,086	9,913	13,237
Total benefits and expenses	34,407	30,194	87,323	88,102
Income (loss) before income taxes	$(7,651)	$(2,755)	$(3,781)	$(3,494)

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Net Insurance Premiums

For the three months ended September 30, 2023, net insurance premiums were $23.4 million compared to $24.5 million for the three months ended September 30, 2022. This decrease of $1.1 million in net insurance premiums was primarily due to decreases in our Core lines of $1.3 million, primarily due to our LifeTime benefit Term (LBT) product, and a decrease of $0.1 million in our Non-core lines, partially offset by an increase in Closed Block of $0.4 million.

Net (Losses) Gains on Investments

For the three months ended September 30, 2023, net losses on investments was $0.9 million compared to net losses of $1.1 million for the three months ended September 30, 2022. The $0.2 million decrease in net loss was mainly due to lower valuation losses in our other invested assets, partially offset by higher losses in our fixed maturity portfolio. For more information on net (losses) gains on investments, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Other Income

For the three months ended September 30, 2023, other income increased to $0.3 million compared to $0.1 million for the three months ended September 30, 2022. The $0.2 million increase was mainly due to higher licensing fees on our patented LifeTime Benefit term product.

Life, Annuity and Health Claim Benefits

For the three months ended September 30, 2023, life, annuity and health claim benefits were $22.6 million compared with $17.5 million for the three months ended September 30, 2022. This increase of $5.0 million was primarily due to an increases in our Core lines of $4.9 million that included a reserve increase related to our assumed worksite business, and Closed Block of $0.3 million, partially offset by a decrease in our Non-core lines of $0.5 million.

Operating Costs and Expenses

For the three months ended September 30, 2023, operating costs and expenses were $7.9 million compared to $8.0 million for the three months ended September 30, 2022. The $0.1 million decrease was attributable to higher ceded commissions of $0.1 million.

Amortization of Deferred Policy Acquisition Costs

For the three months ended September 30, 2023, amortization of deferred policy acquisition costs was $3.3 million compared to $4.1 million for the three months ended September 30, 2022. This decrease of $0.8 million is primarily related to a decrease of $0.5 million in Closed Block and a decrease in Core of $0.3 million.

Income (Loss) Before Income Taxes

For the three months ended September 30, 2023, net loss was $7.7 million compared to net loss of $2.8 million for the three months ended September 30, 2022. This increase in net loss of $4.9 million resulted primarily from an increase in claim benefits of $5.1 million and a decrease in net insurance premiums of $1.0 million, partially offset by a decrease in amortization of deferred policy acquisition costs of $0.8 million, a decrease in net losses on investments of $0.3 million and an increase in other income of $0.1 million.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Net Insurance Premiums

For the nine months ended September 30, 2023, net insurance premiums were $71.5 million compared to $73.5 million for the nine months ended September 30, 2022. The decrease of $2.0 million was primarily due to a 2022 reinsurance agreement with Swiss Re in 2022, (see discussion earlier in this Management Discussion and Analysis of Financial Condition and results of Operations) which reduced 2022 net insurance premiums by $6.5 million. Excluding the impact of the Swiss Re agreement, the decrease in net insurance premiums decreased by $8.5 million, which was primarily driven by a $8.1 million decrease in Core lines, mainly in the LBT product, and a $1.3 million decrease in Non-core lines, partially offset by $1.0 million increase in Closed Block.

Net Investment Income

For the nine months ended September 30, 2023, net investment income increased to $12.6 million compared to $11.0 million for the nine months ended September 30, 2022. The $1.6 million increase was mainly due to higher reinvestment yields in the fixed maturities portfolio. For more information on net investment income, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Net (Losses) Gains on Investments

For the nine months ended September 30, 2023, net losses on investments were $1.4 million compared to net losses of $0.3 million for the nine months ended September 30, 2022. The $1.1 million increase in net losses was mainly due to valuation changes of other invested assets. For more information on net (losses) gains on investments, see “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Other Income

For the nine months ended September 30, 2023, other income increased to $0.8 million compared to $0.4 million for the nine months ended September 30, 2022. The $0.4 million increase was mainly due to higher licensing fees on our patented LifeTime Benefit term product.

Life, Annuity and Health Claim Benefits

For the nine months ended September 30, 2023, life, annuity and health claim benefits were $51.6 million compared with $47.6 million for the nine months ended September 30, 2022. This $4.0 million increase was primarily due to a $5.1 million increase in our Core lines and a $0.7 million increase in Closed Block, partially offset by $2.2 million decrease in Non-core lines. The 2022 life, annuity and health claim benefits were reduced $6.5 million by the impact of the reinsurance agreement with Swiss Re (see discussion earlier in this Management Discussion and Analysis of Financial Condition and results of Operations). Excluding the impact of the Swiss Re agreement, life, annuity and health claim benefits decreased by $2.5 million, primarily driven by lower claim benefits in Core lines and Non-core lines of $1.4 million and $2.2 million respectively, partially offset by an increase in Closed Block of $0.8 million .

Operating Costs and Expenses

For the nine months ended September 30, 2023, operating costs and expenses were $23.8 million compared to $25.1 million for the nine months ended September 30, 2022. The $1.3 million decrease was attributable to higher ceded commissions of $3.0 million, partially offset by a decrease of $1.7 million in other operating expenses.

Amortization of Deferred Policy Acquisition Costs

For the nine months ended September 30, 2023, amortization of deferred policy acquisition costs was $9.9 million compared to $13.2 million for the nine months ended September 30, 2022. The decrease of $3.3 million primarily relates to a decrease of $4.2 million in Core and Closed Block of $1.2 million, partially offset by an increase in Non-Core of $2.1 million.

Income (Loss) Before Income Taxes

For the nine months ended September 30, 2023, net loss was $3.8 million compared to net loss of $3.5 million for the nine months ended September 30, 2022. This increase in net loss of $0.3 million resulted primarily from an increase in claim benefits of $4.0 million, a decrease in net insurance premiums of $2.0 million and an increase in net losses on investments of $1.0 million, partially offset by a decrease in amortization of deferred policy acquisition costs of $3.3 million, an increase in net investment income of $1.6 million, a decrease in operating expenses of $1.3 million and an increase in other income of $0.4 million.

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

The maximum future earnings to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at September 30, 2023 and December 31, 2022, are $11.0 million and $10.8 million, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

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

Corporate & Other Segment

The results of the Corporate & Other Segment were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(dollars in thousands)		(dollars in thousands)
Revenues
Net investment income	$79	$199	$228	$408
Net (losses) gains on investments	—	(470)	(364)	356
Earned commissions	—	(112)	(345)	(313)
Total revenues	79	(383)	(481)	451
Expenses
Operating costs and expenses	2,277	1,066	5,760	5,143
Total expenses	2,277	1,066	5,760	5,143
(Loss) income from operations before income tax	$(2,198)	$(1,449)	$(6,241)	$(4,692)

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

Net (Losses) Gains on Investments

For the three months ended September 30, 2023, net (losses) on investments were zero compared to $0.5 million for the three months ended September 30, 2022. The change is attributable to net asset valuation changes of other invested assets.

Earned Commissions

For the three months ended September 30, 2023, earned commissions were zero compared to ($0.1) million for the three months ended September 30, 2022. This change is attributable to reduced intersegment earned commissions, which are eliminated within the Corporate and Other segment.

Operating Expenses

For the three months ended September 30, 2023, operating expenses were $2.3 million compared to $1.1 million for the three months ended September 30, 2022. This increase of $1.2 million is attributable to transaction costs related to the recent merger agreement with iA American Holdings, Inc.

(Loss) Income Before Income Taxes

For the three months ended September 30, 2023, net loss increased $2.2 million from $1.4 million for the three months ended September 30, 2022. The increased loss is primarily due to an increase in operating expenses and a decrease in net investment income, partially offset by lower losses on investments.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

Net (Losses) Gains on Investments

For the nine months ended September 30, 2023, net losses on investments were $0.4 million compared to net gains on investments of $0.4 million for the nine months ended September 30, 2022. The change is attributable to net asset valuation changes of other invested assets.

Operating Expenses

For the nine months ended September 30, 2023, operating expenses were $5.8 million compared to $5.1 million for the nine months ended September 30, 2022. The increase of $0.7 million is primarily related to $1.8 million in transaction costs related to the recent merger agreement with iA American Holdings, Inc., partially offset with lower salaries and related expenses.

(Loss) Income Before Income Taxes

For the nine months ended September 30, 2023, net loss increased to $6.2 million from $4.7 million for the nine months ended September 30, 2022. The increased loss is primarily due to an increase in net losses on investments, higher operating expenses and a decrease in net investment income.

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

The following table shows the distribution of the fixed maturities classified as available-for-sale by quality rating using the rating assigned by Standard & Poor’s (S&P), a nationally recognized statistical rating organization. For securities where the S&P rating is not available (not rated), the NAIC rating is used. Over the periods presented, we have maintained a consistent weighted average bond quality rating of “A.” The percentage allocation of total investment grade securities was 96.2% and 95.1% at September 30, 2023 and December 31, 2022, respectively.

	Estimated Fair Value
	September 30, 2023		December 31, 2022
	(dollars in thousands)
S&P Rating
AAA	$34,948	11.8%	$53,065	17.8%
AA	76,013	25.7%	66,283	22.2%
A	67,635	22.9%	64,018	21.5%
BBB	48,281	16.4%	56,194	18.8%
Not rated	57,370	19.4%	44,163	14.8%
Total investment grade	284,247	96.2%	283,723	95.1%
BB	3,190	1.1%	5,520	1.9%
B	3,270	1.1%	4,778	1.6%
CCC	406	0.1%	492	0.2%
Not Rated	4,411	1.5%	3,625	1.2%
Total below investment grade	11,277	3.8%	14,415	4.9%
Total	$295,524	100.0%	$298,138	100.0%

The following table sets forth the maturity profile of our fixed maturities at September 30, 2023 from December 31, 2022. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	September 30, 2023				December 31, 2022
(dollars in thousands)	Amortized Cost	%	Fair Value	%	Amortized Cost	%	Fair Value	%
Due in one year or less	$4,150	1.2%	$4,122	1.4%	$6,239	1.9%	$6,207	2.1%
Due after one year through five years	39,652	11.9%	37,578	12.7%	34,330	10.3%	32,719	11.0%
Due after five years through ten years	73,284	21.9%	68,163	23.1%	72,312	21.8%	67,472	22.6%
Due after ten years	144,550	43.2%	119,003	40.3%	136,004	41.0%	115,545	38.7%
Securities not due at a single maturity date-primarily mortgage and asset-backed securities	72,964	21.8%	66,658	22.6%	83,061	25.0%	76,195	25.6%
Total fixed maturities	$334,600	100.0%	$295,524	100.0%	$331,946	100.0%	$298,138	100.0%

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

Net Investment Income

One key measure of our net investment income is the book yield on our holdings of fixed maturities classified as available-for-sale. Fair value of these securities totaled $295.5 million and $298.1 million as of September 30, 2023 and December 31, 2022, respectively. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying investments for the period. For the nine months ended September 30, 2023 and 2022, our book yield on fixed maturities available-for-sale was 4.7% and 4.3%, respectively. See “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Interest Credited to Policyholder Account Balances

Included with the future policy benefits is the liability for contract holder deposits on deferred annuity contracts assumed through two reinsurance agreements effective in 1991 and 1992 and certain other policy funds left on deposit with the Company. The aggregate liability for deposits is as follows:

	September 30, 2023	December 31, 2022	September 30, 2023	September 30, 2022
	Ending Balance	Ending Balance	Year to Date Interest Credited	Year to Date Interest Credited
	(dollars in thousands)
Annuity contract holder deposits—assumed	$64,095	$69,070	$1,849	$1,946
Dividends left on deposit	6,567	6,731	124	128
Other	1,583	1,642	27	26
Total	$72,245	$77,443	$2,000	$2,100

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

Unrealized Holding Gains (Losses)

The Company records capital appreciation/depreciation on the available-for-sale fixed maturities. At September 30, 2023 and 2022, accumulated other comprehensive income (loss), from mark-to-market adjustments of our available-for-sale fixed income securities, net of federal income taxes and reserves was ($4.0) million and ($41.0) million, respectively. See “Note 9 – Accumulated other comprehensive (loss) income” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

At September 30, 2023 our fixed maturity securities had an unrealized loss of $39.1 million compared to an unrealized loss of $33.8 million at December 31, 2022. The Company’s unrealized loss incurred in 2023 was $5.3 million in our fixed maturities portfolio which has a duration of 6.9 years, convexity of 0.795, and current yield of 6.2%, is primarily accounted for the increase in the 10-year treasury bill yield for the first nine months of 2023 of 71 basis points.

Financial Position

At September 30, 2023, we had total assets of $796.2 million compared to total assets at December 31, 2022 of $770.1 million, an increase of $26.1 million.

Reinsurance recoverables increased $15.7 million as a result of a $15.5 million increase in ceded policy and claim reserves and $0.3 million related to timing of settlements of reinsured claims. Commission and agent balances increased $15.6 million due to increased commission receivables in the Agency segment and increased agent debit balances in the insurance segment. The invested asset base decreased $6.4 million, mainly due to $5.3 million in net unrealized losses in fixed maturity securities, partially offset by valuation losses in Other invested assets and net sales. Deferred income tax assets increased $3.6 million due to a tax credit of $2.7 million on net income and $0.9 million increase as a result of a tax on unrealized investment gains.

Accrued investment income increased $1.1 million due to the timing of receipt of investment income. Other assets increased $0.7 million, primarily due to an increase in prepaid. The above increases were partially offset by a decrease in deferred policy acquisition costs of $2.0 million, resulting from deferrals on new business of $7.9 million and amortization of $10.0 million, and a decrease in Cash and cash equivalents of $2.2 million, primarily used in investing activities. See Cash Flows section for further discussion on changes in cash.

At September 30, 2023, we had total liabilities of $696.9 million compared to total liabilities of $658.7 million at December 31, 2022, an increase of $38.2 million. Future policy benefits and claims increased $36.7 million, primarily due to a $38.2 million increase in Core Life and Non-Core Life lines, resulting from growth of the underlying blocks of business, partially offset by decreases in Annuities and assumed life of $1.7 million and Closed Block of $0.1 million. Debt increased $9.3 million related to an increase in net borrowing of $7.5 million and interest accrued of $1.8 million under our commission financing agreement with Hannover Life. Other liabilities increased $3.0 million, primarily due to an increase in other operating liabilities. The above increases were partially offset by decreases in Other policyholder liabilities of $6.5 million due to a decrease in claim liabilities, and a $5.2 million decrease in Policyholder account balances largely due to annuity payments.

At September 30, 2023, total equity decreased to $99.3 million from $111.3 million at December 31, 2022. This decrease in equity of $12.0 million was attributable to a decrease in Other comprehensive income of $3.9 million related to market declines in fixed maturities, net of tax and retained earnings of $8.1 million due to net loss.

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

Under our commission financing arrangement with Hannover Life, Fidelity Life is able to pay level annual commissions instead of first year only commissions to Efinancial for sales of RAPIDecision® Life policies and Hannover Life advances to Efinancial amounts approximately equal to first year only commissions for sales of those policies. This arrangement reduces Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business while helping to provide liquidity for Efinancial through the receipt of larger first year only commissions. As of September 30, 2023 and December 31, 2022, we had net advances of $38.6 million and $31.1 million, respectively, under this arrangement.

We are a member of the Federal Home Loan Bank of Chicago (the “FHLBC”). As a member, we are able to borrow on a collateralized basis from the FHLBC. At September 30, 2023 and December 31, 2022, the Company held $270 and $180 of FHLBC common stock, which is included in Other invested assets, respectively. The Company's ability to borrow under this facility is subject to the FHLBC's discretion and requires the availability of qualifying assets. Interest on borrowed funds is charged at variable rates established from time to time by the FHLBC based on the interest rate option selected at the time of the borrowing. The Company borrowed and repaid $18.0 million and $4.0 million in the nine months ended September 30, 2023 and the twelve months ended December 31, 2022, respectively.

Cash Flows

For the nine months ended September 30, 2023, the Company had a net decrease in cash of $2.2 million compared to a net decrease of $9.7 million for the nine months ended September 30, 2022.

The current year increase in cash flows from operating activities is primarily due to lower net claims, partially offset by higher operating costs and expenses.

Cash flows from investing activities mainly includes our fixed maturities and mortgage loans. Period to period, the cash flows associated with the changes in these portfolios will vary between cash sources and cash uses depending on the need for cash or the excess of cash from operating activities, as well as portfolio trading due to investment market conditions. In the first nine months of 2023, cash of $4.5 million was used by investing activities and includes $3.9 million of capitalized software, partially offset by $0.6 million of investment purchases net of sales and maturities.

Cash flows from financing activities were $0.5 million which includes $7.5 million, net proceeds from our commission financing program, partially offset by $7.1 million in cash withdrawals, net of deposits, by contract holders of annuities that were primarily written in the late 1980s.

The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
	(dollars in thousands)
Consolidated Summary of Cash Flows
Net cash (used) provided by operating activities	$1,877	$(7,094)
Net cash (used) provided by investing activities	(4,483)	(6,128)
Net cash (used) provided by financing activities	455	3,526
Net (decrease) in cash, cash equivalents and restricted cash	$(2,151)	$(9,696)

Recent Accounting Pronouncements

All applicable adopted accounting pronouncements have been reflected in our Interim Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2023. including the adoption ASU No. 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, See “Note 1 – Summary of Significant Accounting Policies” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

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

In advance of the effective date of the recently adopted Securities and Exchange Commission rules regarding cybersecurity disclosure, we are disclosing a recent security incident involving unauthorized access to approximately 250,000 Fidelity Life customers’ personally identifiable information. This incident was caused by our vendor’s subcontractor using the MOVEit Transfer software. As has been documented extensively in the media, this software contained a zero-day vulnerability that a threat actor exploited to gain access to hundreds of companies’ data. Fidelity Life itself did not and does not use the MOVEit application and our computer systems and infrastructure were not impacted by the incident.

We have worked with the vendor to ensure this incident was appropriately remediated. We have also worked with the vendor to mail notices to all impacted Fidelity Life customers and while we are unaware of any actual misuse of the compromised data, free credit monitoring was offered to each impacted customer. We have also provided notice of this third party vendor’s security incident to all appropriate regulators. While the breach was not directly related to our systems or infrastructure, as a result of or otherwise related to the incident, we did receive a notice of filed litigation related to this matter (which we believe has no merit) and we may be subject to subsequent investigations, claims or actions.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of IPO Proceeds

None since initial public offering of August 7, 2019

Item 3. Default upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Rule 16a-1(f)

During the nine months ended September 30, 2023, none of the officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) or directors of the Company adopted or, terminated or, modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

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

Vericity, Inc.

Date: November 14, 2023	By:	/s/ Chris S. Kim
Chris S. Kim
Executive Vice President, Chief Financial Officer and Treasurer