Form 10-K
period 2023-12-31
Vericity, Inc.
filed 2024-04-01
CIK 1575434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

The number of shares of Registrant’s Common Stock outstanding as of December 31, 2023 was 14,875,000.

DOCUMENTS INCORPORATED BY REFERENCE

i

PART I

Item 1. Business.

Overview

We conduct our business through our two operating subsidiaries, Fidelity Life Association, an Illinois-domiciled life insurance company chartered in 1896 (“Fidelity Life”), and Efinancial, LLC, a call center-based insurance agency (“Efinancial”). Fidelity Life distributes life insurance products through Efinancial and other unaffiliated agents and is licensed in the District of Columbia and every state except New York and Wyoming. A.M. Best has assigned our rating is under review with developing implications with a financial strength rating as "A-" (Excellent). Fidelity Life is located in Des Plaines, Illinois.

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

We believe our unique products and ability to unconditionally issue policies either during or within 24 to 48 hours of the initial call differentiates us from our competitors. Leveraging our patented RAPIDecision® sales and underwriting processes, we can sell a life insurance policy to a consumer before medical underwriting is complete. We are able to complete an initial underwriting process for most of our life insurance applicants either during or shortly after the initial call, and if not, within 24 to 48 hours after that initial call. For the year ended December 31, 2023, approximately 90% of our policy applications processed through our RAPIDecision® underwriting process received an underwriting disposition on or shortly after the initial sales call. Approximately one-half of the remaining applications received final underwriting decisions within the next 24 to 48 hours.

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

For the years ended December 31, 2023 and 2022, we had total consolidated revenue of $177.6 million and $163.9 million, net life premium revenue of $96.8 million and $100.1 million, and a net loss of $9.5 million and $20.5 million, respectively. As of December 31, 2023, we had total assets of $822.8 million and equity of $110.2 million.

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

For the years ended December 31, 2023 and December 31, 2022, Efinancial’s retail call centers generated a total of $58.0 million and $41.0 million, respectively, in commission revenues, of which $41.0 million and $28.9 million, respectively, were generated from sales of Fidelity Life products.

Our Independent Agents

Efinancial has developed capabilities that allow us to expand sales operations beyond the call center insurance agents traditionally associated with a direct sales operation. Efinancial also operates as a wholesale agency and recruits independent agents to market insurance products using Efinancial’s platform. Through our wholesale channel, we subcontract with our independent agents to sell through Efinancial’s contracts with its insurance carriers. Efinancial offers services to these independent agents, including access to our ALISS® technology, marketing platform, case management services, insurance sales leads and sales education. Efinancial earns a portion of the commission revenue on independent agent sales. For the years ended December 31, 2023 and December 31, 2022, Efinancial generated $3.2 million and $2.4 million, respectively, in revenue from our affiliation with our independent agents.

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

For the years ended December 31, 2023 and December 31, 2022, Efinancial generated $19.4 million and $14.2 million, respectively, in total commission revenue from agency contracts with unaffiliated life insurance carriers.

The following tables show our total earned commissions for our retail and wholesale channels:

Retail Channel:

	For the Years Ended December 31,
(dollars in thousands)	2023	2022
Carrier
Fidelity Life Association	$40,931	$28,889
Affinity partners	4,160	2,792
All other carriers	12,910	9,298
Total eSales Earned Commissions	$58,001	$40,979

Wholesale Channel:

	For the Years Ended December 31,
(dollars in thousands)	2023	2022
Carrier
Fidelity Life Association	$6	$5
All other carriers	3,816	2,713
Total earned commissions	3,822	2,718
Wholesale commission expense	1,542	635
Net earned wholesale commissions	$2,280	$2,083

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

Marketing

Efinancial’s business relies heavily on direct-to-consumer insurance lead generation. Leads generated for sales representatives consist of personal and contact information for potential purchasers of life insurance. Using proprietary methods, the sales leads are analyzed and scored based on the likelihood that the consumers are more likely than the general population to purchase life insurance products and that sales agents’ outreach to the consumers will result in a successful contact.

Efinancial uses a combination of marketing methods to obtain insurance sales leads to support operations. These methods include referral leads from affinity partners whose customers and prospects are interested in life insurance. Additionally, Efinancial generates leads through branded websites (e.g. FidelityLife.com, Efinancial.com, and eCoverage.com) and acquires sales leads from third-party vendors specializing in insurance lead generation. The Efinancial business model requires large scale lead generation, therefore marketing expenses are a significant part of the total cost of doing business. As an ongoing practice, marketing expenses are continuously optimized by evaluating the profitability of each sales lead using the cost to generate the lead and resulting sales productivity.

To reduce customer acquisition costs, consumers are offered the ability to click on advertisements from other third-party marketers at various places on online lead generation pages and websites. Consumers who click on those advertisements become an Efinancial lead who is contacted and quoted a policy for purchase by Efinancial sales representatives. Consumers who click advertisements also generate click revenue for Efinancial. In addition, consumers who do not meet acceptance criteria from Efinancial lead generation programs may also be offered to other third-party marketers or insurance carriers for sale. For the years ended December 31, 2023 and December 31, 2022 we generated $4.0 million and $4.9 million from insurance lead sales revenues, respectively. For a description of the marketing of policies written by Fidelity Life, see “Business—Insurance Segment—Distribution.”

Competition

Efinancial competes for access to talented sales representatives and for quality sales prospects or leads. Much of the competition for talent involves agent recruitment. Efinancial competitors include SelectQuote and AIG Direct, among others. Some competitors in the direct distribution call center industry have made much larger investments or have greater resources to hire insurance agents and develop new technologies. Also, when deciding which agency to join, agents base their decision on a number of factors including marketing services and support, technology tools, the insurance company that the agency represents, sales commission structure, and the number and quality of sales leads. Efinancial believes that its innovative sales processes and the Fidelity Life quick-issue products it sells, combined with the agent’s ability to access a network of third-party products to customize a solution tailored to a customer’s budget, positions Efinancial to successfully compete and continue to grow within the Middle Market.

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

Annuities and Assumed Life. We have assumed reinsurance commitments with respect to annuity contract-holder deposits and a block of life insurance contracts that were ceded by former affiliates of Fidelity Life. On March 29, 2019, the majority of the assumed block of life business was recaptured. The annuity deposits were ceded to Fidelity Life through two contracts entered into in the early 1990s. These annuity and assumed life deposits are now largely in runoff, with only minor amounts of new deposits each year. There are minimal remaining surrender charges associated with the assumed annuity contracts.

The following table sets forth the net premium revenues by business line for Fidelity Life’s Insurance Segment for the years ended December 31, 2023 and December 31, 2022:

	For the Twelve Months Ended December 31,
	2023	2022
(dollars in thousands)
Net Insurance Premium
Core Life	$63,864	$69,002
Non-Core Life	28,892	27,934
Closed Block	3,991	3,073
Annuities and Assumed Life	92	66
Total	$96,839	$100,075

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

LifeTime Benefit Term. LifeTime Benefit Term is our patented voluntary worksite product offering. Voluntary worksite policies like LifeTime Benefit Term are provided to employer and other groups for sales to their employees, participants and members. LifeTime Benefit Term insurance is sold on a group policy basis by offering future paid up coverage additions after the policy has been in-force for a certain number of years. LifeTime Benefit Term coverage can be kept by the individual after they leave employment with the group. We have been issued a patent for one variation of the LifeTime Benefit Term product. We largely ceased writing this business directly in 2014 and have entered into a licensing agreement and reinsurance agreement under which we license the product to Combined Insurance Company of America (“Combined Insurance”) and assume 50% of the business written. The most current licensing agreement provides Combined Insurance with a non-exclusive license to market the LifeTime Benefit Term product. The reinsurance agreement has been terminated as of December 31, 2021 as to new policies or certificates of insurance written on or after January 1, 2022. A revised licensing agreement was entered into in early 2022 which provides a fee to Fidelity Life allowing Combined Insurance to use our patented product. The fee in 2023 and 2022, reported in Other income was $834 thousand and $373 thousand, respectively. Fidelity Life continues to manage the direct in-force block of LifeTime Benefit Term policies that are now in run-off.

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

Distribution

For the years ended December 31, 2023 and 2022, the breakdown of sales of annualized premiums for new in-force policies by distribution channel were as follows:

	For the Years Ended December 31,
	2023	2022
(dollars in thousands)
External Distribution	$11,389	$8,492
AmeriLife	37,850	29,708
Independent Sales Distributors	23	29
Total	$49,262	$38,229

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

Our current reinsurance arrangements open for new business are with Hannover Life Reassurance Company of America (“Hannover Life”), Swiss Re Life & Health America Inc. (“Swiss Re”), Reinsurance Group of America ("RGA"), and Scor Global Life Americas Reinsurance Company ("Scor"). The following is a brief summary of the reinsurance agreements relating to these arrangements:

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

Swiss Re.— Accidental Death Benefit. Under our agreement with Swiss Re, we cede to Swiss Re 90% of our claims liability, subject to certain per life limits, under our accidental death benefit policies and riders on a coinsurance basis. Reinsurance premiums are determined according to the amount reinsured with Swiss Re per policy or rider. Swiss Re has the right to modify the reinsurance premium rates upon 90 days written notice to us. If we do not accept such modified reinsurance premium rates and we are unable to agree upon a revised rate structure within 60 days of Swiss Re’s original notice, then the reinsurance premium rates then in effect continue unchanged. However, Swiss Re may, upon 30 days written notice to us, terminate the reinsurance on any policy or rider for which we have not accepted Swiss Re’s modified reinsurance premium rate. This agreement does not have a fixed term. Either party may terminate the agreement with respect to future business with 90 days written notice to the other party. In the first quarter 2022, Fidelity Life entered into a reinsurance contract with Swiss Re Life & Health America Inc. This new treaty is in addition to existing coinsurance agreements on policies issued through and including December 31, 2020. The impact of this transaction to our segment results included an initial ceded premium of $2.6 million based on the statutory reserves at January 1, 2022. The impact to pre-tax income at the initial sale date was nominal, however various income statement lines are impacted.

Swiss Re.—Final Expense. Under a separate agreement with Swiss Re, we cede to Swiss Re on a coinsurance basis 40% of our claims liability, subject to certain per life limits, under our final expense level death benefit and final expense graded benefit policies. This agreement does not have a fixed term. Either party may terminate the agreement with respect to future business with 60 days written notice to the other party. In the first quarter 2022, Fidelity Life entered into a reinsurance contract with Swiss Re Life & Health America Inc. This new treaty is in addition to existing coinsurance agreements on Final Expense Level Death Benefit policies issued through and including December 31, 2020. The impact of this transaction to our segment results included an initial ceded premium of $3.9 million based on the statutory reserves at January 1, 2022. The impact to pre-tax income at the initial sale date was nominal, however various income statement lines are impacted.

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

We had reinsurance recoverables of $238.6 million and $214.9 million as of December 31, 2023 and December 31, 2022, respectively. The following table sets forth our five largest reinsurers based on reinsurance recoverables as of December 31, 2023 and December 31, 2022, and the A.M. Best ratings of those reinsurers as of December 31, 2023:

	As of December 31, 2023				As of December 31, 2022
	Ceded	Claims and		2022	Ceded	Claims and
	Future	Other	Total	A.M.	Future	Other	Total
	Policy	Amounts	Reinsurance	Best’s	Policy	Amounts	Reinsurance
	Benefits	Recoverable	Recoverables	Rating	Benefits	Recoverable	Recoverables
(dollars in thousands)
Reinsurer
Hannover Life	$86,997	$8,806	$95,803	A+	$80,792	$12,431	$93,223
Swiss Re	78,618	21,093	99,711	A+	63,182	21,560	84,742
Combined Insurance	17,315	1,768	19,083	A+	16,064	2,189	18,253
RGA Reinsurance Company	8,828	2148	10,976	A+	5,535	788	6,323
Canada Life Assurance Company	1,894	394	2,288	A+	2,056	416	2,472
Other (13 Reinsurers)	5,321	5,416	10,737		6,275	3,574	9,849
Total	$198,973	$39,625	$238,598		$173,904	$40,958	$214,862

Core Life. The overall relationship of ceded premium to direct premiums increased in 2022 due to the mix of business and related retention rates. For the Core Life business line, the amount of death benefit reinsured by Fidelity Life varies by insurance product, with some products having no reinsurance and others have 80% or 90% of the death benefit is reinsured, all of which is subject to the $300,000 limit. For the Closed Block and the annuities and assumed life business lines, the percent of death benefit reinsured is higher, on average, than the average for the insurance products currently being sold in the Core Life line of business. The following table shows the different relationship of reinsurance premiums ceded to total direct and assumed premiums for each of these business lines for the years ended December 31, 2023 and December 31, 2022.

	As of December 31, 2023					As of December 31, 2022
	Core Life	Non-Core Life	Closed Block	Annuities and Assumed Life	Total	Core Life	Non-Core Life	Closed Block	Annuities and Assumed Life	Total
(dollars in thousands)
Ratios:
Direct and Assumed Premium	$151,457	$60,683	$4,969	$400	$217,509	$150,030	$61,867	$7,881	$460	$220,238
Ceded Premium	$87,593	$31,791	$978	$308	$120,670	$81,028	$33,933	$4,808	$394	$120,163
Ceded % of Total Direct and Assumed Premiums	57.8%	52.4%	19.7%	77.0%	55.5%	54.0%	54.8%	61.0%	85.7%	54.6%

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

The following table sets forth Fidelity Life’s assumed reinsurance liabilities as of December 31, 2023 and December 31, 2022:

	As of December 31, 2023				As of December 31, 2022
	Future Policy Benefits	Contract Holder Account Balances	Other Policyholder Liabilities	Total Assumed Liabilities	Future Policy Benefits	Contract Holder Account Balances	Other Policyholder Liabilities	Total Assumed Liabilities
(dollars in thousands)
Reinsurer
Hannover Bermuda	$(1,268)	$—	$9	$(1,259)	$(1,441)	$—	$9	$(1,432)
Protective Life Insurance Company	1,012	—	3	1,015	1,507	—	4	1,511
Zurich American Life Insurance Company	—	62,665	—	62,665	—	69,070	—	69,070
Combined Insurance Company of America	76,453	—	1,973	78,426	60,910	—	1,776	62,686
Total	$76,197	$62,665	$1,985	$140,847	$60,976	$69,070	$1,789	$131,835

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

The Des Plaines, and Tempe call centers are connected via high-speed connection to TierPoint. The data and files hosted on the two TierPoint data centers are automatically backed up and duplicated to the other data center nightly and weekly.

Efinancial maintains a Disaster Recovery Plan under the Enterprise Disaster Recovery Plan umbrella.

Cybersecurity

Vericity maintains a dedicated Cybersecurity Department with a mission to safeguard the confidentiality, integrity, and availability of our information systems, identity systems, and data assets to help our company remain a trusted and secure brand by accelerating risk reduction in a way that lines up with business goals and constraints on budget and resources.

The cybersecurity framework is in alignment with corporate governance programs and regulatory requirements such as the following:

•
Enterprise Risk Management led by the Legal Department
•
SEC, Sarbanes-Oxley Compliance Program, and IDOI compliance led by Internal Audit
•
Privacy and GLBA Compliance led by the Privacy and Compliance Teams.

The Cybersecurity Department uses the Center for Internet Security Controls as a base to safeguard our company and the team focuses on Data Protection and Compliance. The Cybersecurity Department establishes, implements and tests multiple policies, principles, standards and guidelines including, but not limited to, Cybersecurity Incident Response Plan, Disaster Recovery Plan, Access Review, Application Security, Cloud Security, Data Loss Prevention, Email Security, Endpoint Security, Penetration Testing, Privilege Management, Risk Assessments, Risk Identification, Security Awareness Training and Vulnerability Management.

We also use various tools to help manage our overall program including third party threat detection, email filtering, security training, penetration testing and other tools typically associated with protecting company data.

With a more than 20 years of experience in the information technology field, the team is led by our Director of Cybersecurity who in turn reports directly to Vericity’s Chief Information Officer. Vericity’s Board of Directors oversees cybersecurity risk management and delegates oversight of our information security program to our executive officers and our Chief Information Officer reports quarterly to our Board of Directors. Vericity’s partially outsourced internal audit team reports in to Vericity’s Audit Committee on Cybersecurity testing and the program itself.

Like most companies, our systems are exposed to cybersecurity threats on a regular basis and our efforts may be insufficient to prevent or defend against incidents or an attack. We, and certain of our third-party vendors, have experienced attacks and incidents in the past, and there can be no assurance that we, or any vendor, will be successful in preventing future attacks or incidents or detecting and stopping them once they have begun. Through the date hereof, risks from cybersecurity threats, including prior incidents and attacks, have not materially affected, and we do not believe are reasonably likely to materially affect, our business strategy, results of operations, or financial condition. However, we cannot guarantee that we will not be materially affected in the future. Cybersecurity risks rapidly evolve and are complex, so we must continually adapt and enhance our processes and defenses. As we do this, we must make judgments about where to invest resources to most effectively protect ourselves from cybersecurity risks. These are inherently challenging processes, and we can provide no assurance that processes and defenses that we implement will be effective.

Investments

We had total cash and invested assets of $371.5 million as of December 31, 2023. All invested assets are managed pursuant to an investment plan developed by our executive management team and approved by and reviewed annually with the investment committee of our Board of Directors. All changes to the investment plan are approved by the investment committee.

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

Employees & Human Capital

As of December 31, 2023, Fidelity Life had 131 employees and Efinancial had 327 employees. None of our employees are covered by a collective bargaining agreement. We believe that relations with our employees are good. Our core values of Putting People First,

Operating with Excellence, being Passionate Team Players and Making a Positive Difference help our employees maintain a connected culture of working together to help middle America get access to affordable life insurance products and solutions. We are also committed to helping build a diverse and well rounded employee base where we focus on a stair step approach to maintaining equity, fostering inclusion which ultimately leads to the diversity of people, thoughts and ideas we want to hear and see in all of our employees. We view our employees as part of our overall competitive advantage and the key to a successful future. We monitor competitor, industry and overall economic trends in order to ensure we maintain competitive compensation and comprehensive benefits to attract and retain our talent. We also provide training, education and other development opportunities to ensure our employees can grow and achieve their goals.

Environmental, Social, and Governance

As a publicly traded holding company for a US domiciled life insurance product manufacturer and insurance agency, our primary Environmental, Social and Governance (ESG) focus tends to lean toward the social responsibility aspects of ESG. We comply in all material respects with insurance, SEC, NASDAQ and other legal, regulatory or exchange governance requirements. Additionally as we do not manufacture industrial or waste dependent products, do not have a large industrial or commercial real estate footprint and conduct limited travel overall, the environmental impacts of the Company itself are small. We do discuss ESG principles with our third-party investment advisory firm and we monitor the potential impacts of climate change or other environmental considerations as they relate to our ability accurately underwrite our insurance policies. As a provider of a product that is especially important to those who would suffer a great deal of financial hardship due to the death of a loved one, our entire business is focused on social responsibility and providing assistance to people when they may need it the most. As to our employees, as discussed elsewhere in this document we are committed to helping build a diverse and well rounded employee base where we focus on a stair step approach where we work toward maintaining equity, foster inclusion which in turn ultimately leads to a more diverse group of people, thoughts and ideas. We believe that by serving our Middle Market consumers, engaging our diverse and multi-state workforce and ensuring we are offering products and services that help maintain financial security we make a large impact from a social responsibility perspective. We closely follow ESG activities, proposed laws, rules and regulations, including recently promulgated SEC climate disclosure rules and we do not believe we have impacts that would cause us to change or further enhance our risk factors as it relates to ESG.

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

During 2023, Fidelity Life declared and paid $5,000 in dividends.

Efinancial is not subject to the above dividend restrictions that relate to Fidelity Life.

Change of Control

Illinois law requires advance approval by the Director of any direct or indirect change of control of an Illinois-domiciled insurer, such as Fidelity Life. In considering an application to acquire control of an insurer, the Director generally will consider such factors as experience, competence, and the financial strength of the applicant, the integrity of the applicant’s Board of Directors and officers, the acquirer’s plans for the management and operation of the insurer, and any anti-competitive effects that may result from the acquisition. Under Illinois law, there exists a presumption of “control” when an acquiring party acquires 10% or more of the voting securities of an insurance company or of a company which itself controls an insurance company. Therefore, any person, (including those named in our merger announcement of October 3, 2023) acquiring, directly or indirectly, 10% or more of our common stock would need the prior approval of the Director, or a determination from the Director that “control” has not been acquired. Under Section 59.1(6)(i) of the Illinois Insurance Code, no person or a group of persons acting in concert (other than the Standby Purchaser in the Company’s IPO-Apex Holdco L.P.), may acquire, directly or indirectly, more than 5% of the capital stock of Vericity, Inc. for a period of five years from the effective date of the Conversion without the approval of the Director.

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

Policy and Contract Reserve Sufficiency

Fidelity Life is required under Illinois law to conduct annual analyses of the sufficiency of its life insurance and annuity statutory reserves. In addition, other states in which Fidelity Life is licensed may have certain reserve requirements that differ from those of Illinois. In each case, a qualified actuary must submit an opinion each year that states that the aggregate statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the associated contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the affected insurer must set up additional reserves by moving funds from surplus. Fidelity Life submitted these opinions without qualification as of December 31, 2023 to applicable insurance regulatory authorities.

Risk-Based Capital (RBC) Requirements

The NAIC has established a standard for assessing the solvency of insurance companies using a formula for determining each insurer’s RBC. The RBC model act provides that life insurance companies must submit an annual RBC report to state regulators reporting their RBC based upon four categories of risk: asset risk, insurance risk, interest rate risk and business risk. For each category, the capital requirement is determined by applying factors to various asset, premium and reserve items, with the factor being higher for those items with greater underlying risk and lower for less risky items. The formula is intended to be used by insurance regulators as an early warning tool to identify possible weakly capitalized companies for purposes of initiating further regulatory action. Companies that do not maintain total adjusted risk-based capital in excess of 200% of the company’s authorized control level RBC may be required to take specific actions at the direction of state insurance regulators. Fidelity Life’s total adjusted capital at December 31, 2023 was well in excess of 200% of its authorized control level. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Risk-Based Capital.”

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

The NAIC also has established a set of 12 financial ratios to assess the financial strength of insurance companies. The key financial ratios of the NAIC’s Insurance Regulatory Information System, or IRIS, which were developed to assist insurance departments in overseeing the financial condition of insurance companies, are reviewed by experienced financial examiners of the NAIC and state insurance departments to select those companies that merit highest priority in the allocation of the regulators’ resources. IRIS identifies these key financial ratios and specifies a range of “unusual values” for each ratio. The NAIC suggests that insurance companies that fall outside the “usual” range in four or more financial ratios are those most likely to require analysis by state regulators. However, according to the NAIC, it may not be unusual for a financially sound company to have several ratios outside the “usual” range. For the year ended December 31, 2023, Fidelity Life was within the “usual” range for all ratios.

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

Item 1A. Risk Factors.

In addition to the risks delineated throughout Item 1, the outbreak of the novel coronavirus (“COVID-19”) in many countries has adversely impacted global commercial activity. The measures governments worldwide have enacted to combat the pandemic have resulted in disruptions in global and local supply chains and have led to adverse impacts on economic and market conditions as well as increases in unemployment. The severity of COVID-19 and duration of government containment actions have impacted both employees and customers of the Company and presented material uncertainty and risk with respect to the Company’s performance, liquidity, results of operations, and financial condition.

The stress and disruption placed on the global economy and financial markets from the outbreak of COVID-19 or other viral outbreaks may have near and long-term negative effects on investment valuations, returns, and credit allowance exposure. The Company will continue to closely monitor the potential for impacts from any similar type of outbreak, including potential negative impacts on sales of new policies and mortality; however, due to the highly uncertain nature of these conditions, it is not possible to reliably estimate the length and severity of any such similar outbreak or its impact to the Company’s operations, but the effect could be material.

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

Since we are a holding company, our ability to pay cash dividends depends in large measure on our subsidiaries' ability to make distributions of cash or property to us. Illinois insurance laws restrict the amount of distributions Fidelity Life can pay to us without the approval of the Director. See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 9 to our audited consolidated financial statements, which are incorporated by reference in this Item 5. In connection with the approval of the Conversion by the Director, we agreed, for a period of twenty-four months following the completion of the Conversion, to (i) seek the prior approval of the Illinois Department of Insurance for any declaration of an ordinary dividend by Fidelity Life, and (ii) either maintain $20 million of the proceeds of the IPO at Vericity, Inc. or use all or a portion of that $20 million to fund our operations. Fidelity Life declared and paid $5,000 in dividends in 2023.

As of April 1, 2024, the Company had 804 shareholders of record of common stock.

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

War in Ukraine and Israel

The Company believes the war in Ukraine and in and around Israel do not have a material impact on the condensed consolidated financial statements of the Company at December 31, 2023.

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

Agency Segment

This segment primarily consists of the operations of Efinancial. Efinancial is a physical call center and remote employee based insurance agency that markets life insurance for Fidelity Life and unaffiliated insurance companies. Efinancial’s primary operations are conducted through employee agents from three call center locations, which we refer to as our retail channel. In addition, Efinancial operates as a wholesale agency, assisting independent agents that desire to work for the carriers that Efinancial represents, which we refer to as our wholesale channel. Efinancial also generates insurance lead sales revenue through its eCoverage web presence. For the years ended December 31, 2023 and December 31, 2022, our Agency Segment revenue earned 90% and 86% through the retail channel, 4% and 5% through the wholesale channel, and 6% and 9% through insurance lead sales revenue, respectively.

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

Agency Segment expenses consist of marketing costs to acquire potential customers, salary and bonuses paid to our employee agents, salary and other costs of employees involved in managing the underwriting process for our insurance applications, sales management, agent licensing, training and compliance costs. Other Agency Segment expenses include costs associated with financial and administrative employees, facilities rent, and information technology. After payroll, the most significant Agency Segment expense is the cost of acquiring leads. We are able to partially offset our sales leads expense through advertising revenues from individuals who click on specific advertisements while viewing one of our web pages, and through the resale of leads that are not well suited for our call center. For years ended December 31, 2023 and December 31, 2022, these offsetting revenues were $4.0 million and $4.5 million, respectively, which reduced our total agency expenses by approximately 6% and 8%, respectively. Our Agency Segment recognizes income (loss) to the extent that commissions and other revenue exceed (are less than) our marketing and overhead costs for the period.

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

Annuities and Assumed Life - We have assumed reinsurance commitments with respect to annuity contract-holder deposits and a block of life insurance contracts that were ceded by former affiliates of Fidelity Life. On March 29, 2019, the majority of the assumed block of life business was recaptured. The annuity deposits were ceded to Fidelity Life through two contracts entered into in the early 1990s. These annuity and assumed life deposits are now largely in runoff, with only minor amounts of new deposits each year. There are minimal remaining surrender charges associated with the assumed annuity contracts.

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

Efinancial Commission Financing

In instances where Efinancial has agreed to accept the receipt of levelized commissions on the successful placement of an insurance policy. Efinancial has entered into a commission financing arrangement with Hannover Life. Under this arrangement, Efinancial receives an upfront commission from Hannover Life and agrees to pay a levelized commission back to Hannover Life. This payment stream is over the level premium period the policy stays in-force and premiums are received. This arrangement covered certain RD Life business issued October 2017 through December 2020 and issued January 2022 through December 2023. This arrangement has been terminated for new business effective December 31, 2023.

Critical Accounting Policies

The accounting policies discussed in this section are those that we consider to be the most critical to an understanding of our consolidated financial statements, and include valuation of fixed maturity securities, allowance for credit losses on available-for-sale securities, mortgage loans, deferred policy acquisition costs (DAC), future policy benefit reserves and income taxes. Our significant policies are described in Note 1—Basis of Presentation and Summary of Significant Accounting Policies to our consolidated financial statements included elsewhere in this Form 10-K. The preparation of the consolidated financial statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. We regularly evaluate our estimates and judgments based on historical experience, market indicators and other relevant factors and circumstances. Actual results may differ from these estimates under different assumptions or conditions and may affect our financial position and results of operations.

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

At December 31, 2023 the estimated fair value of our fixed maturity securities by fair value hierarchy was as follows:

Fair Value of Investments at December 31, 2023
(dollars in thousands)
Level 1	Level 2	Level 3	Total Fair Value
$2,258	$281,023	$30,102	$313,383
1%	90%	9%	100%

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

The credit loss component of a fixed maturity security impairment is calculated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of cash flows discounted at the effective rate implicit to the security at the date of purchase or prior impairment. The methodology and assumptions for estimating the cash flows vary depending on the type of security. For mortgage-backed and asset-backed securities, cash flow estimates, including prepayment assumptions, are based on data from widely accepted third-party sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral characteristics, expectations of delinquency and default rates, and structural support, including subordination and guarantees.If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed maturity security, a credit loss allowance is recorded in earnings for the shortfall in expected cash flows; however, the amortized cost, net of the credit loss allowance, may not be lower than the fair value of the security. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss exists. The non-credit component, determined as the difference between the adjusted amortized cost basis and fair value, is recognized in other comprehensive (loss) income. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss exists.

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

Mortgage Loans

Our mortgage loans are held on commercial real estate and are stated at the aggregate unpaid principal balances, net of any credit losses and valuation allowances. We identify loans for evaluation of credit loss primarily based on the collection experience of each loan. Mortgage loans are considered to have a credit loss when, based on current information and events, it is probable that we will be unable to collect principal or interest amounts according to the contractual terms of the loan agreement. Credit losses are measured on a loan-by-loan basis based on the present value of expected future cash flows discounted at the loan’s effective interest rate or the fair value of the collateral. Credit losses are included in net gains (losses) on investments in the Consolidated Statements of Operations.

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

At December 31, 2023 and December 31, 2022, there was a valuation allowance of $573 thousand and $83 thousand, respectively.

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

The calculation of future policy reserves requires the use of significant judgment and is inherently uncertain. If our actual experience differs from the experience assumed in establishing our reserves, the impact of these differences is reflected in the results of operations in each period. If actual claims are higher than assumed claims experience, our reported income (loss) will be reduced (increased) for the periods in which this experience occurs. If actual policy lapses are generally higher than that assumed, our future policy benefit reserves will be reduced for the period in which this experience occurs.

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

We performed the following sensitivity tests as of December 31, 2023:

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

As of December 31, 2023, we had a 100% valuation allowance recorded against the deferred tax assets related to the non-life subgroup of our tax return. The Company also maintains a valuation allowance against a portion of the unrealized investment losses at December 31, 2022 in the life group. Valuation allowances are established because we determined that it is more likely than not that these assets will not be recoverable. The recording of the valuation allowance not related to investment losses, increases our federal income tax expense which in turn reduces our reported net income or increases our net loss as applicable. Our recorded net deferred tax asset is shown in the following table.

	December 31, 2023			December 31, 2022
	Life	Non-Life	Total	Life	Non-Life	Total
(dollars in thousands)
Deferred income tax assets, net
Total deferred tax assets	$62,331	$31,084	$93,415	$53,747	$37,910	$91,657
Total deferred tax liabilities	28,805	5,577	34,382	24,244	14,550	38,794
Net deferred tax asset (liability) before valuation allowance	33,526	25,507	59,033	29,503	23,360	52,863
Valuation allowance	(1,130)	(25,507)	(26,637)	(1,066)	(23,360)	(24,426)
Deferred income tax asset, net	$32,396	$—	$32,396	$28,437	$—	$28,437

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

Earned Commissions

Earned commission revenue consists of amounts received and due from insurance carriers on policies sold by Efinancial and is recorded in our Agency Segment. However, the commission revenue from sales of Fidelity Life policies, not included in the AmeriLife agreement, are eliminated in our Consolidated Statements of Operations, because Efinancial and Fidelity Life are affiliated.

Net Gains (Losses) on Investments

Net gains (losses) on investments result from sales of investment securities and net of allowances for credit losses of fixed maturity securities.

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

Results of Operations

The major components of operating revenues, benefits and expenses and net (loss) income are as follows:

Vericity, Inc. Consolidated Results of Operations

	Year Ended December 31,
(dollars in thousands)
Revenues	2023	2022
Net insurance premiums	$96,839	$100,075
Net investment income	16,613	16,036
Net (losses) gains on investments	(2,507)	(327)
Earned commissions	59,937	42,634
Insurance lead sales	4,008	4,453
Other income	2,675	1,041
Total revenues	177,565	163,912
Benefits and expenses
Life, annuity, and health claim benefits	67,674	67,502
Interest credited to policyholder account balances	2,638	2,780
Operating costs and expenses	104,151	97,755
Amortization of deferred policy acquisition costs	13,954	18,443
Total benefits and expenses	188,417	186,480
(Loss) income before income taxes	(10,852)	(22,568)
Income tax (benefit) expense	(959)	(2,108)
Net (loss) income	$(9,893)	$(20,460)

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Total Revenues

For the year ended December 31, 2023, total revenues were $177.6 million compared to $163.9 million for the year ended December 31, 2022. This increase of $13.7 was primarily due to an increase in earned commissions and net investment income, partially offset by a decrease in net insurance premiums, a higher net loss on investments and a decrease in insurance lead sales.

Benefits and Expenses

For the year ended December 31, 2023, total benefits and expenses were $188.4 million compared to $186.5 million for the year ended December 31, 2022. This increase of $1.9 million was primarily due to higher operating expenses partially offset by amortization of deferred policy acquisition expenses.

Loss from Operations Before Income Taxes

For the year ended December 31, 2023, we had a loss before taxes of $10.9 million compared to a loss before taxes of $22.6 million for the year ended December 31, 2022. This decrease in loss of $11.7 million was primarily due to increases in earned commission, net investment income and lower deferred policy acquisition costs, partially offset by higher operating costs and expenses, lower net insurance premiums and higher net losses on investments.

Income Taxes

For the year ended December 31, 2023, our income tax benefit was $1.0 million compared to an income tax benefit of $2.1 million for the year ended December 31, 2022. The decreased benefit of $1.1 million reflects a smaller loss attributable to the life sub-group. The non-life sub-group has a full valuation allowance, therefore no income tax impact. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies—Income Taxes.”

Analysis of Segment Results

Reconciliation of Segment Results to Consolidated Results

The following analysis reconciles the reported segment results to the Vericity, Inc. total consolidated results.

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
(Loss) income before income tax by segment
Agency	$1,444	$(8,695)
Insurance	(3,502)	(7,652)
Corporate & Other	(8,794)	(6,221)
(Loss) income from operations before income tax	(10,852)	(22,568)
Income tax (benefit) expense	(959)	(2,108)
Net (loss) income	$(9,893)	$(20,460)

Agency Segment

The results of our Agency Segment were as follows:

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Revenues
Earned commissions	$60,282	$43,063
Insurance lead sales & other	5,579	4,890
Total revenues	65,861	47,953
Expenses
Operating costs and expenses	64,417	56,648
Total expenses	64,417	56,648
Income (loss) before income taxes	$1,444	$(8,695)

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Earned Commissions

For the year ended December 31, 2023, earned commissions were $60.3 million compared to $43.1 million for the year ended December 31, 2022. This increase of $17.2 million resulted primarily from increased sales in the retail channel.

Insurance Lead Sales & other

For the year ended December 31, 2023, insurance lead sales and other were $5.6 million compared to $4.9 million for the year ended December 31, 2022. This increase of $0.7 million was primarily due to higher click-through revenue.

Operating Costs and Expenses

For the year ended December 31, 2023, general operating expenses were $64.4 million compared to $56.7 million for the year ended December 31, 2022. This increase of $7.7 million was primarily due to an increase in variable costs.

Net (Loss) Income

For the year ended December 31, 2023, the Agency Segment had a net gain of $1.4 million compared to a net loss of $8.7 million for the year ended December 31, 2022. This increase in net income of $10.2 million was the result of higher earned commissions and insurance lead sales, partially offset by increased operating costs and expenses.

Insurance Segment

The results of our Insurance Segment were as follows:

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Revenues
Net insurance premiums	$96,839	$100,075
Net investment income	16,305	15,556
Net (losses) gains on investments	(2,143)	(590)
Other income	1,104	604
Total revenues	112,105	115,645
Benefits and expenses
Life, annuity, and health claim benefits	67,674	67,502
Interest credited to policyholder account balances	2,638	2,780
Operating costs and expenses	31,341	34,572
Amortization of deferred policy acquisition costs	13,954	18,443
Total benefits and expenses	115,607	123,297
(Loss) income before income taxes	$(3,502)	$(7,652)

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net Insurance Premiums

For the year ended December 31, 2023, net insurance premiums were $96.8 million compared to $100.1 million for the year ended December 31, 2022. The decrease of $3.3 million was primarily due to a decrease in Core of $5.1 million driven mostly by a decrease in LBT of $8.8 million and RDL of $1.0 million, offset by Final Expense increase of $4.8 million and increases in Non-Core of $1.0 million and Closed Block of $1.0 million. The Swiss Re deal (see discussion earlier in this Management Discussion and Analysis of Financial Condition and Results of Operations) contributed a positive $7.3 million increase to the net premium from 2022 to 2023.

Net Investment Income

For the year ended December 31, 2023, net investment income was $16.3 million compared to $15.6 million for the year ended December 31, 2022. This increase was mainly due to higher reinvestment yields in the fixed maturities portfolio. For more information on net investment income, see “Note 2– Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-K.

Net (Losses) Gains on Investments

For the year ended December 31, 2023, net loss on investments was $2.1 million compared to a loss of $0.6 million for the year ended December 31, 2022. The $1.5 million decrease was mainly due to valuation changes of other invested assets. For more information on net gains (losses) on investments, see “Note 2– Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-K.

Life, Annuity and Health Claim Benefits

For the year ended December 31, 2023, life, annuity and health claim benefits were $67.7 million compared with $67.5 million for the year ended December 31, 2022. The increase of $0.2 million was primarily due to a $3.0 million increase in our Core lines and a $0.6 million increase in FKLA, partially offset by $3.2 million decrease in Non-Core lines and a decrease in $0.3 million in annuities. The impact of the reinsurance agreement with Swiss Re was a decrease in ceded benefits of $7.0 million (see discussion earlier in this Management Discussion and Analysis of Financial Condition and Results of Operations).

Interest Credited to Policyholder Account Balances

For the year ended December 31, 2023, interest credited was $2.6 million compared to $2.8 million for the year ended December 31, 2022. This decrease of $0.2 million was due to lower interest credited on assumed fixed annuity contract-holder account balances.

Operating Costs and Expenses

For the year ended December 31, 2023, general operating expenses were $31.3 million compared to $34.6 million for the year ended December 31, 2022. This decrease of $3.3 million was attributable, primarily to higher ceded allowances.

Amortization of Deferred Policy Acquisition Costs

For the year ended December 31, 2023, amortization of deferred acquisition costs was $13.9 million compared to $18.4 million for the year ended December 31, 2022. This decrease of $4.5 million includes a decrease in the Closed Block of $2.5 million and $3.9 million in our Core lines, partially offset by an increase of $1.9 million in our Non-Core lines.

Net (Loss) Income

For the year ended December 31, 2023, net loss was $3.5 million compared to a net loss of $7.7 million for the year ended December 31, 2022. The decrease in net loss of $4.2 million resulted from lower operating costs and expenses and amortization of deferred policy acquisition costs, partially offset by lower net insurance premiums and lower net gains on investments.

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

Included in Closed Block assets at December 31, 2023 and December 31, 2022 are $11.1 million and $10.8 million, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

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

Corporate & Other Segment

The results of the Corporate & Other Segment are as follows:

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Revenues
Net investment income	$308	$480
Net (losses) gains on investments	(364)	263
Earned commissions	(345)	(429)
Total revenues	(401)	314
Expenses
Operating costs and expenses	8,393	6,535
Total expenses	8,393	6,535
(Loss) income from operations before income tax	$(8,794)	$(6,221)

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Net Gains (Losses) on Investments

For the year ended December 31, 2023, net losses on investments were $0.4 million compared to a gain of $0.3 million for the year ended December 31, 2022. This change is attributable to net asset valuation changes of other invested assets.

Operating Expenses

For the year ended December 31, 2023, operating expenses were $8.4 million compared to $6.5 million for the year ended December 31, 2022. primarily related to $3.4 million of transaction costs related to the recent merger agreement with iA American Holdings, Inc., partially offset with lower staff costs.

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

The following table shows the distribution of the fixed maturity securities classified as available-for-sale by quality rating, using the rating assigned by Standard & Poor’s (S&P), a nationally recognized statistical rating organization. For securities where the S&P rating is not available (not rated), the National Association of Insurance Commissioners (NAIC) rating is used. Over the periods presented, we have maintained a consistent weighted average bond quality rating of “A.” The percentage allocation of total investment grade securities has increased to 96.0% at December 31, 2023 from 95.1% at December 31, 2022 due to the S&P ratings on certain new securities acquired in our portfolio of distressed residential mortgage-backed securities.

	Estimated Fair Value
	December 31, 2023		December 31, 2022
	(dollars in thousands)
S&P Rating
AAA	$36,750	11.7%	$53,065	17.8%
AA	81,513	26.0%	66,283	22.2%
A	70,682	22.6%	64,018	21.5%
BBB	51,638	16.5%	56,194	18.8%
Not rated	60,263	19.2%	44,163	14.8%
Total investment grade	300,846	96.0%	283,723	95.1%
BB	5,134	1.6%	5,520	1.9%
B	2,844	1.0%	4,778	1.6%
CCC	407	0.1%	492	0.2%
Not Rated	4,151	1.3%	3,625	1.2%
Total below investment grade	12,536	4.0%	14,415	4.9%
Total	$313,382	100.0%	$298,138	100.0%

The following table sets forth the maturity profile of our fixed maturity securities at December 31, 2023 and December 31, 2022. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	December 31, 2023				December 31, 2022
(dollars in thousands)	Amortized Cost	%	Fair Value	%	Amortized Cost	%	Fair Value	%
Due in one year or less	$7,754	2.3%	$7,670	2.4%	$6,239	1.9%	$6,207	2.1%
Due after one year through five years	37,576	11.2%	36,830	11.8%	34,330	10.3%	32,719	11.0%
Due after five years through ten years	74,512	22.2%	71,313	22.8%	72,312	21.8%	67,472	22.6%
Due after ten years	144,102	42.9%	129,902	41.5%	136,004	41.0%	115,545	38.7%
Securities not due at a single maturity date-primarily mortgage and asset-backed securities	72,198	21.5%	67,667	21.6%	83,061	25.0%	76,195	25.6%
Total fixed maturities	$336,142	100.1%	$313,382	100.0%	$331,946	100.0%	$298,138	100.0%

Every quarter, we review all investments where the market value is less than the carrying value to determine if a credit loss has occurred. The quarterly review is targeted to focus on securities with larger impairments and that have been in an impaired status for longer periods of time. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Polices—Change in Allowance for Credit Losses”.

Net Investment Income

One key measure of our net investment income is the book yield on our holdings of fixed maturity securities classified as available-for-sale, which holdings totaled $313.4 million and $298.1 million, and represented 86.2% and 84.3% of our invested assets, as of December 31, 2023 and December 31, 2022, respectively. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying investments for the period. For the years ended December 31, 2023 and December 31, 2022, our book yield on fixed maturity securities available-for-sale was 4.5% for the years ended December 31, 2023 and December 31, 2022.

See “Note 2 – Investments” in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Interest Credited to Policyholder Account Balances

Included with the future policy benefits is the liability for contract-holder deposits on deferred annuity contracts assumed through two reinsurance agreements effective in 1991 and 1992 and certain other policy funds left on deposit with the Company. The aggregate liability for deposits is as follows:

	December 31, 2023			December 31, 2022
	Ending Balance	Year to Date Interest Credited	Average Credit Rate	Ending Balance	Year to Date Interest Credited	Average Credit Rate
(dollars in thousands)
Annuity contract holder deposits—assumed	$62,665	$2,438	3.9%	$69,070	$2,576	3.7%
Dividends left on deposit	6,492	165	2.5%	6,731	169	2.5%
Other	1,569	35	2.2%	1,642	35	2.1%
Total	$70,726	$2,638	3.7%	$77,443	$2,780	3.6%

The liability for deferred annuity deposits represents the contract-holder account balances. We credit interest on all contract-holder deposit liabilities at contractual rates that are currently at the minimum rate allowed by the contract or by state regulations.

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

Net Gains (Losses) on Investments

Net gains (losses) on investments are subject to general economic trends and in particular correlate generally with movements in the major equity market indexes. The amounts classified as investment gains and losses in our Consolidated Statements of Operations include amounts realized from sales of investments, mark-to-market adjustments on investments classified as equity holdings and investments that use the equity method of accounting (limited partnership interests which are included in Other invested assets on the Consolidated Balance Sheet) and individual securities related to credit losses.

See “Note 2 – Investments” in the Notes to the Consolidated Financial Statements included in this Form 10-K.

Unrealized Holding Gains (Losses)

We also record capital appreciation/depreciation on our available-for-sale fixed maturity securities. We had Accumulated Other Comprehensive income of $9.0 million and a loss of $41.1 million, net of federal income taxes and reserve, for years ended December 31, 2023 and December 31, 2022, respectively.

At December 31, 2023 our fixed maturity securities had an unrealized loss of $22.8 million compared to an unrealized loss of $33.8 million at December 31, 2022. Duration measures the sensitivity of a bond’s price to changes in market yields and convexity measures a bond’s duration sensitivity to changes in market yields. The Company’s unrealized gain incurred in 2023 was $11.0 million in our fixed maturities portfolio which has a duration of 7.1, convexity of 0.791, and current yield of 5.6%, is accounted for by the fluctuation of the 10-year treasury bill yield in 2023.

Financial Position

At December 31, 2023, we had total assets of $822.8 million compared to total assets at December 31, 2022 of $770.1 million, an increase of $52.7 million. Reinsurance recoverables increased $23.7 million as a result of a $22.4 million increase in ceded policy and claim reserves and $1.3 million related to timing of settlements of reinsured claims. Commission and agent balances increased $18.7 million mainly due to increased commission receivables in the Agency segment and increased agent debit balances in the insurance segment. The invested asset base increased $9.6 million, mainly due to $11.0 million in net unrealized gains partially offset by net sales of investments. Deferred income tax assets increased $4.0 million due to tax credits of $5.9 million as a result of a net loss, partially offset by $1.9 million of unrealized investment market gains. Accrued investment income increased $0.6 million due to timing of receipt of investment income. The above increases were partially offset by the following: Deferred policy acquisition costs decreased $2.1 million, resulting from amortization of $14.0 million being higher than deferrals of new business of $11.8 million and cash decreased $1.7 million primarily related to cash used from investing, offset by inflows from operating and financing.

At December 31, 2023, we had total liabilities of $712.6 million compared to total liabilities of $658.7 million at December 31, 2022, an increase of $53.9 million. Future policy benefits and claims increased $48.7 million, primarily due to a $49.8 million increase in Core Life and Non-Core Life lines, resulting from growth of the underlying blocks of business, partially offset by decreases in

Annuities and assumed life of $1.0 million and Closed Block of $0.1 million. Debt increased $11.8 million due increase in net borrowing of $9.2 million and interest accrued of $2.6 million under our commission financing agreement with Hannover Life. Other liabilities increased $6.0 million, due to an increase in operating liabilities. The above increases were partially offset by decreases in policyholder account balances of $6.7 million largely due to annuity payments and Other policyholder liabilities of $6.0 million due to a decrease in claim liabilities.

At December 31, 2023, total equity decreased to $110.2 million from $111.3 million at December 31, 2022. This decrease in equity of $1.1 million primarily consists of a net loss of $9.9 million and a increase of $8.9 million in other comprehensive income.

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

Under our commission financing arrangement, Efinancial receives an upfront commission from Hannover Life on certain insurance products and agrees to pay levelized commissions back to Hannover Life over the period the policy stays in-force and premiums are received. On March 31, 2022, Efinancial entered into a new commission financing arrangement and is taking new advances on this financing arrangement. As of December 31, 2023 and December 31, 2022, we had net advances of $40.4 million and $31.1 million, respectively, under this arrangement.

We are a member of the Federal Home Loan Bank of Chicago (the “FHLBC”). As a member, we are able to borrow on a collateralized basis from the FHLBC. We own FHLBC common stock with a book value of $0.3 million, The Company's ability to borrow under this facility is subject to the FHLBC's discretion and requires the availability of qualifying assets. Interest on borrowed funds is charged at variable rates established from time to time by the FHLBC based on the interest rate option selected at the time of borrowing. The Company borrowed and repaid $21 million and $4 million in 2023 and 2022, respectively.

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

Cash Flows

For the for the year ended December 31, 2023, the Company had a net decrease in cash of $1.7 million compared to a net decrease of $12.6 million for the year ended December 31, 2022.

The increase in cash flows from operating activities is primarily due to timing related to reinsurance recoverables and an increase in other policyholder liabilities.

Cash flows from investing activities mainly includes our fixed maturities and mortgage loans. Period to period, the cash flows associated with the changes in these portfolios will vary between cash sources and cash uses depending on the need for cash or the excess of cash from operating activities, as well as portfolio trading due to investment market conditions. In the year ended December 31, 2023, $6.7 million was used principally to acquire $5.6 million of capitalized software and $1.1 million of investment purchases net of sales and maturities.

Cash flows from financing activities was $0.1 million which includes $9.3 million net proceeds from our commission financing program, partially offset by $9.2 million, net of deposits by contract holders of annuities that were primarily written in the late 1980s.

The following table summarizes our cash flows for the years ended December 31, 2023 and 2022.

	Year Ended December 31,
	2023	2022
	(dollars in thousands)
Consolidated Summary of Cash Flows
Net cash provided (used) by operating activities	$4,833	$(7,370)
Net cash (used) provided by investing activities	(6,680)	(8,766)
Net cash provided (used) by financing activities	115	3,513
Net (decrease) in cash, cash equivalents and restricted cash	$(1,732)	$(12,623)

Risk-Based Capital

Fidelity Life is subject to regulatory guidelines related to the ratio of its capital level compared to its RBC level as determined by formulas adopted by state insurance departments and applicable to all life insurance companies. A company’s “authorized control level RBC” is a measure of the amount of capital appropriate for an insurance company to support its overall business operations in light of its size, growth and risk profile. RBC standards are used by regulators to determine appropriate regulatory actions for insurers that show signs of weak or deteriorating conditions. Companies that do not maintain total adjusted RBC in excess of 200% of the company’s authorized control level RBC may be required to take specific actions at the direction of state insurance regulators. Fidelity Life’s total adjusted capital at December 31, 2023 and 2022 was well in excess of 200% of its authorized control level. See “Business—Regulation—Risk-Based Capital (RBC) Requirements.”

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

Fidelity Life is also subject to the model regulation entitled “Valuation of Life Insurance Policies” commonly known as “Regulation XXX.” This regulation requires life insurance companies that issue insurance policies with level premium guarantees to carry reserves that can greatly exceed the amount that the insurance company believes is necessary to reflect its liability for future claim payments. Such reserves are sometimes referred to as “non-economic reserves.” Many insurance companies use reinsurance, financing, formation of captive reinsurers and other reserve financing transactions to reduce the regulatory capital needs under Regulation XXX. Generally, these solutions have only been available to carriers with much larger amounts of affected liabilities than Fidelity Life. To mitigate the future impact on regulatory capital from Regulation XXX and help stabilize our regulatory capital position in light of anticipated sales increases, we entered into a reserve financing agreement with Hannover Life effective July 1, 2013 that covered certain products with policies written on or before September 30, 2012. This agreement was first amended and restated as of July 1, 2016 and a subsequent amendment was filed with the Illinois Department of Insurance in November 2019 and approved by the Illinois Department of Insurance on December 23, 2019. The structure of the agreement, which was first effective July 1, 2013, involves a combination coinsurance with funds withheld and yearly renewable term reinsurance covering most of the Company’s non-participating in-force life insurance business with issue dates on or before December 31, 2019. As of December 31, 2023 and December 31, 2022, the reserve credit net of funds held of ($67.6 million and $69.2 million for 2023 and 2022), respectively under this arrangement was approximately $145.3 million and $136.0 million, respectively.

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

We review the interest rate sensitivity of our available-for-sale fixed maturity securities by calculating the impact on the market value of our holdings that would result from a hypothetical instantaneous shift in market interest rates across all maturities, which we consider to be reasonably possible. The impact of such a parallel shift upward in the yield curve of 200 basis points would reduce the market value of our fixed maturity securities portfolio by $41.3 million (13.2%) and $39.4 million (13.2%) as of December 31, 2023 and December 31, 2022, respectively. The estimated market value changes assume all other factors are held constant and do not attempt to estimate any offsetting change in the value of our liabilities.

With regard to our assumed annuity deposits, we are subject to risk from contract-holder behavior resulting from changes in interest rates. The assumed annuity contracts have virtually no surrender charges remaining that could be assessed against withdrawals. When market interest rates exceed the amount that we are crediting on deposits, we are subject to higher contract-holder withdrawals or an increase in contract loans, both of which could force the Company to sell assets prematurely and could lead to the realization of capital losses on such sales. As of December 31, 2023, we were crediting interest at the minimum contract interest rate, which on a composite basis is approximately 3.9% annually. We manage our exposure to rising interest rates through our ability to increase the contract crediting rate. Our ability to increase our crediting rate is constrained by our portfolio yield at the time of the decision to increase rates. Increases in the contract crediting rates could reduce our income unless we are able to maintain a constant interest spread on our assets.

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

Recent Accounting Pronouncements

All applicable adopted accounting pronouncements have been reflected in our consolidated financial statements as of and for the years ended December 31, 2023 and December 31, 2022.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Vericity, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes and schedules listed in the Index at Item 8 (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

April 1, 2024

We have served as the Company’s auditor since 2005.

Vericity, Inc.

Consolidated Balance Sheets

(dollars in thousands, except share and par value data)

	December 31,	December 31,
	2023	2022

Assets
Investments:
Fixed maturities – available-for-sale – at fair value (net of allowance for credit loss of $28 and $0, and amortized cost $336,142 and $331,946)	$313,382	$298,138
Mortgage loans (net of allowances for credit losses of $573 and $83)	40,534	45,270
Policyholder loans	7,149	6,699
Other invested assets	2,364	3,693
Total investments	363,429	353,800
Cash, cash equivalents and restricted cash	8,044	9,776
Accrued investment income	3,630	3,006
Reinsurance recoverables (net of allowances for credit losses of $167 and $126)	238,598	214,862
Deferred policy acquisition costs	88,076	90,189
Commissions and agent balances (net of allowances for credit losses of $336 and $338)	53,494	34,766
Intangible assets	1,635	1,635
Deferred income tax assets, net	32,396	28,437
Other assets	33,516	33,607
Total assets	822,818	770,078
Liabilities and Shareholders' Equity
Liabilities
Future policy benefits and claims	502,464	453,763
Policyholder account balances	70,726	77,443
Other policyholder liabilities	41,450	47,486
Policy dividend obligations	9,636	9,515
Reinsurance liabilities and payables	6,262	6,246
Long-term debt	39,761	30,213
Short-term debt	9,249	6,976
Other liabilities	33,057	27,093
Total liabilities	712,605	658,735
Commitments and Contingencies (Note 10)
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	15
Additional paid-in capital	39,840	39,840
Retained earnings	91,580	101,660
Accumulated other comprehensive (loss) income	(21,222)	(30,172)
Total shareholders' equity	110,213	111,343
Total liabilities and shareholders' equity	$822,818	$770,078

See footnotes to the consolidated financial statements.

Vericity, Inc.

Consolidated Statements of Operations

(dollars in thousands, except earnings per share)

	Year Ended December 31,
	2023	2022

Revenues
Net insurance premiums	$96,839	$100,075
Net investment income	16,613	16,036
Net (losses) gains on investments	(2,507)	(327)
Earned commissions	59,937	42,634
Insurance lead sales	4,008	4,453
Other income	2,675	1,041
Total revenues	177,565	163,912
Benefits and expenses
Life, annuity, and health claim benefits	67,674	67,502
Interest credited to policyholder account balances	2,638	2,780
Operating costs and expenses	104,151	97,755
Amortization of deferred policy acquisition costs	13,954	18,443
Total benefits and expenses	188,417	186,480
(Loss) Income before income tax	(10,852)	(22,568)
Income tax (benefit) expense	(959)	(2,108)
Net (loss) income	$(9,893)	$(20,460)

Earnings per share for the periods
	Year Ended December 31,
	2023	2022

Weighted average shares outstanding, basic and diluted	14,875,000	14,875,000
Basic (loss) earnings per share	$(0.67)	$(1.38)
Diluted earnings per share	$(0.67)	$(1.38)

See footnotes to the consolidated financial statements.

Vericity, Inc.

Consolidated Statements of Comprehensive Income (Loss)

(dollars in thousands)

	Year Ended December 31,
	2023	2022

Net (loss) income	$(9,893)	$(20,460)
Other comprehensive (loss) income, net of tax:
Change in net unrealized gains (losses)	8,950	(41,101)
Total other comprehensive income (loss)	8,950	(41,101)
Total comprehensive (loss) income	$(943)	$(61,561)

See footnotes to the consolidated financial statements.

Vericity, Inc.

Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands)

	Year Ended December 31,
	2023	2022

Common stock
Balance – beginning of period	$15	$15
Balance – end of period	$15	$15

Additional paid-in capital
Balance – beginning of period	$39,840	$39,840
Balance – end of period	$39,840	$39,840

Retained earnings
Balance – beginning of period	$101,660	$122,120
Cumulative effect adjustment from changes in accounting guidance, net of tax	(187)	—
Balance after adjustments - beginning of period	$101,473	$122,120
Net (loss) income	(9,893)	(20,460)
Balance – end of period	$91,580	$101,660

Accumulated other comprehensive (loss) income
Balance – beginning of period	$(30,172)	$10,929
Other comprehensive (loss) income	8,950	(41,101)
Balance – end of period	$(21,222)	$(30,172)
Total shareholders' equity	$110,213	$111,343

See footnotes to the consolidated financial statements.

Vericity, Inc.

Consolidated Statements of Cash Flows

(dollars in thousands)

	Year Ended December 31,
	2023	2022

Cash flows from operating activities
Net (loss) income	$(9,893)	$(20,460)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization and other non-cash items	5,413	4,105
Interest credited to policyholder account balances	2,638	2,780
Deferred income tax	(5,849)	(6,160)
Net investment (losses) gains	2,507	327
Interest expense	2,529	1,648
Change in:
Accrued investment income	(624)	(416)
Reinsurance recoverables, net	(23,736)	(30,731)
Deferred policy acquisition costs	2,113	5,526
Commissions and agent balances	(18,728)	(6,077)
Other assets	2,566	(402)
Insurance liabilities	42,636	41,783
Other liabilities	3,261	707
Net cash provided (used) by operating activities	4,833	(7,370)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturities	44,466	37,534
Mortgage loans	5,266	6,650
Other invested assets	454	-
Purchases of:
Fixed maturities	(49,019)	(42,373)
Mortgage loans	(964)	(4,527)
Other invested assets	(840)	(980)
Change in policyholder loans, net	(450)	(328)
Other, net	(5,593)	(4,742)
Net cash (used) provided by investing activities	(6,680)	(8,766)
Cash flows from financing activities
Debt issued	43,983	22,169
Debt repaid	(34,691)	(13,006)
Deposits to policyholder account balances	753	381
Withdrawals from policyholder account balances	(9,930)	(6,031)
Net cash provided (used) by financing activities	115	3,513
Net (decrease) in cash, cash equivalents and restricted cash	(1,732)	(12,623)
Cash, cash equivalents and restricted cash – beginning of period	9,776	22,399
Cash, cash equivalents and restricted cash – end of period	$8,044	$9,776
Supplemental cash flow information
Non-cash transactions:	$—	$—

See footnotes to the consolidated financial statements.

Vericity, Inc.

Notes to the Consolidated Financial Statements

(dollars in thousands)

Note 1—Summary of Significant Accounting Policies

Description of Business

On October 3, 2023, the Company, announced that it entered into an Agreement and Plan of Merger (the “Merger Agreement”), by and among the Company, iA American Holdings Inc. (“iA” or “Parent”), Long Grove Acquisition Corp., a wholly owned subsidiary of Parent (“Merger Sub”), and, solely for purposes of Section 6.03 and Article IX thereof, iA Financial Corporation, Inc. (“Guarantor”). On the terms and subject to the conditions of the Merger Agreement, including receipt of approval from the Illinois Department of Insurance, at the closing, Merger Sub will merge with and into the Company (the “Merger”), with the Company continuing as the surviving entity, which will become a wholly-owned subsidiary of Parent. The time that the Merger becomes effective is referred to as the “Effective Time.” The Merger was unanimously approved by the Company’s board of directors. As a result of the Merger, each share of Common Stock outstanding immediately prior to the Effective Time (subject to certain exceptions, including shares of Common Stock owned by stockholders of the Company who have not voted in favor of the adoption of the Merger Agreement and have properly exercised appraisal rights in accordance with Section 262 of the General Corporation Law of the State of Delaware) will, at the Effective Time, automatically be converted into the right to receive $11.43 in cash, without interest and subject to applicable withholding taxes (the “Merger Consideration”). The aggregate equity value of the Common Stock acquired by Parent will be approximately $170 million.

If the Merger is consummated, the Company’s Common Stock will be de-listed from The Nasdaq Capital Market and de-registered under the Securities Exchange Act of 1934, as amended. On October 3, 2023, the Company issued a Form 8-K and press release announcing the execution of the Merger Agreement and the Form 8-K is incorporated into this filing by reference. As of the date of this filing, the Company is awaiting the Illinois Department of Insurance approval of the transaction. No other regulatory approvals remain outstanding. The Merger is expected to close during the second quarter of 2024.

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

The accompanying consolidated financial statements present the accounts of the Company and subsidiaries at December 31, 2023 and December 31, 2022, and for the years ended December 31, 2023 and 2022.

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

The Company estimates the amount of allowances for credit losses on reinsurance recoverables based on periodic evaluations of balances due from reinsurers, reinsurer solvency, and management’s experience. Changes in the allowances for credit losses are presented as a component of life, annuity, and health claim benefits in the Consolidated Statements of Operations. Amounts owed by reinsurers are considered past due based on the terms of the reinsurance contract. Reinsurance recoverables and any related allowance are written off after collection efforts have been exhausted or a negotiated settlement is reached with the reinsurer.

Deferred Policy Acquisition Costs (DAC)

Incremental direct costs of acquiring new business, principally commissions on sales, underwriting, policy issuance and processing, and medical inspection costs, are deferred for successfully placed contracts. DAC for the life insurance business is amortized over the life of the business; for traditional life products, the DAC is amortized as a level percentage of gross premiums. For immaterial blocks, a simplified approach was taken. There was no remaining DAC on the assumed block or on the deferred annuities.

Intangible Assets

Impairment testing may be performed when events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable. Intangible assets are tested for impairment based on undiscounted cash flows, which requires the use of estimates and judgment, and, if impaired, are written down to fair value based on discounted cash flows. For years ended December 31, 2023 and December 31, 2022, we have not recorded an impairment of intangible assets.

Future Policy Benefits, Policyholder Account Balances, and Other Policyholder Liabilities

Future policy benefits represent the reserve for traditional life insurance policies and annuities in payout status. Reserves for traditional life insurance policies are computed using the net level premium method on the basis of actuarial assumptions at the issue date of the contracts, including mortality, policy lapse assumptions, and rates of interest. The reserves for annuities in payout status (structured settlements) represent the present value of assumed future payments based on contract terms for the future payouts and can include assumptions for mortality. To the extent that unrealized gains on available-for-sale fixed maturity securities would result in a premium deficiency had those gains actually been realized, an adjustment is recorded net of tax as a (decrease) increase of unrealized capital gains included in AOCI. For years ended December 31, 2023 and 2022, this adjustment, net of tax, was $125 and ($4,687), respectively.

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

Net Investment Income and Net Gains (Losses) on Investments

Net investment income consists primarily of interest and dividends. Interest is recognized on an accrual basis and reflects amortization of premiums and accretion of discounts on an effective yield basis, based on expected cash flows. Dividends are recorded on the ex-dividend date. Net gains (losses) on investments, resulting from sales or calls of investments and representing the difference between the net proceeds and the carrying value of investments sold, are determined on a specific identification basis. Net gains (losses) on investments are also recognized when there are write-downs from impairments and changes in the allowance for credit losses. Changes in value reported for investments accounted for using the equity method of accounting are classified within net gains (losses) on investments.

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

Policyholder Dividend Obligations

Dividends payable to policyholders are determined annually based on the experience of the Closed Block policies and are payable only upon declaration by the Board of Directors of Fidelity Life. At December 31, 2023 and 2022, a provision has been made for dividends expected to be paid in the following calendar year of $1,536 and $1,236, respectively. The provision is recorded in other policyholder liabilities in the Consolidated Balance Sheets.

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

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance requires that Other-Than-Temporary Impairment (OTTI) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through net gains (losses) on investments. The guidance also requires enhanced disclosures. In March 2022, the FASB issued ASU 2022-02 – Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosure. This ASU was issued to eliminate the troubled debt restructuring recognition and measurement guidance for creditors that have adopted the current expected credit loss guidance while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. The Company has assessed the impact of ASU 2016-13 and has established an additional alllowance for credit losses on our mortgage portfolio of $237. The tax effected amount of $187 is reflected in the beginning of year equity as a cumulative effect adjustment from changes in accounting guidance, net of tax. The Company has also assessed fixed maturities - available-for-sale, reinsurance recoverables and commissions and agent balances and determined no additional allowance for credit losses is needed. We also adopted the required disclosures within Note 2 Investments, Note 6 Reinsurance, Note 13 Accumulated Other Comprehensive Income and Note 14 Business Segments. Due to the adoption of the measurement of credit losses on financial instruments accounting standard, prior change in valuation allowance is now presented as a change in allowance for credit losses.

In August 2018, the FASB issued ASU No. 2018-12, Targeted Improvements to the Accounting for Long-Duration Insurance Contracts (Topic 944). The FASB amends the accounting model under GAAP for certain long-duration insurance contracts and requires insurers to provide additional disclosures in annual and interim reporting periods. The amendments are aimed at improving the following four key areas of financial reporting: measurement of the liability for future policy benefits related to non-participating traditional and limited-payment contracts, measurement and presentation of market risk benefits, amortization of deferred acquisition costs (DAC), and presentation and disclosures. The Company expects the impact to be material and is in the process of quantifying the impact of this standard. In November 2020, the FASB issued ASU 2020-11—Financial Services—Insurance (Topic 944): Effective Date and Early Application. This ASU was issued to provide additional time for implementation of ASU 2018-12 by deferring the effective date by one year. For smaller reporting companies, this update is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025. In December 2022, FASB issued ASU 2022-05 —Financial Services—Insurance

(Topic 944): Transition for Sold Contracts. This ASU introduced an optional accounting policy election under which the insurer can choose not to apply the amendments made by ASU 2018-12 to certain contracts that are derecognized as a result of a sale or disposal before the effective date of ASU 2018-12. Insurers that make this policy election would also be subject to additional disclosure requirements.

In November 2023, the FASB issued ASU 2023-07, Segment Reporting:Improvements to Reportable Segment Disclosures (Topic 280). The primary objective of ASU 2023-07 is to enhance the reportable segment disclosures provided by entities in their financial statements. It aims to improve transparency and usefulness of information related to an entity’s reportable operating segments. Entities must disclose significant segment expenses that are regularly provided to the chief operating decision maker (CODM). The disclosures include: (i) General Information: Description of the nature of the segments, products, and services. (ii) Segment Profit or Loss: Revenue, operating profit or loss, and other relevant financial information for each segment. (iii) Segment Assets: Total assets for each segment. (iv) Measurement Criteria: Explanation of how segment profit or loss is measured. ASU 2023-07 will be effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is evaluating the impact of the guidance on its annual disclosures.

Note 2—Investments

The Company continuously monitors its investment strategies and individual holdings with consideration of current and projected market conditions, the composition of the Company’s liabilities, projected liquidity and capital investment needs, and compliance with investment policies and state regulatory guidelines.

Fixed Maturities

The amortized cost, gross unrealized gains, gross unrealized losses, and fair value net of allowances for credit losses are included in accumulated other comprehensive income (AOCI) of fixed maturities available-for-sale are as follows:

	December 31, 2023
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agencies	$10,188	$365	$(488)	$10,065
U.S. agency mortgage-backed	7,173	61	(516)	6,718
State and political subdivisions	79,362	347	(9,490)	70,219
Corporate and miscellaneous	174,263	2,733	(11,700)	165,296
Foreign government	130	5	—	135
Residential mortgage-backed	7,302	96	(523)	6,875
Commercial mortgage-backed	22,043	23	(1,678)	20,388
Asset-backed	35,681	86	(2,081)	33,686
Total fixed maturities	$336,142	$3,716	$(26,476)	$313,382

	December 31, 2022
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value	OTTI Losses (1)
U.S. government and agencies	$9,258	$349	$(501)	$9,106	$—
U.S. agency mortgage-backed	9,429	63	(614)	8,878	—
State and political subdivisions	68,213	26	(12,015)	56,224	—
Corporate and miscellaneous	171,283	1,473	(16,275)	156,481	—
Foreign government	130	1	—	131	—
Residential mortgage-backed	4,912	140	(622)	4,430	(709)
Commercial mortgage-backed	21,374	2	(1,914)	19,462	—
Asset-backed	47,347	5	(3,926)	43,426	—
Total fixed maturities	$331,946	$2,059	$(35,867)	$298,138	$(709)

(1) Due to the adoption of the measurement of credit losses on financial instruments accounting standard, realized capital losses previously reported as OTTI write-downs are now presented as credit losses; therefore OTTI is not presented in the 2023 table above.

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

	December 31, 2023
	Amortized Cost	Fair Value
Due in one year or less	$7,754	$7,670
Due after one year through five years	37,576	36,830
Due after five years through ten years	74,512	71,313
Due after ten years	144,102	129,902
Securities not due at a single maturity date — primarily mortgage and asset-backed	72,198	67,667
Total fixed maturities	$336,142	$313,382

Fixed maturities with a carrying value of $2,689 and $2,680 were on deposit with governmental authorities, as required by law at December 31, 2023 and 2022, respectively.

The Company’s fixed maturities portfolio was primarily composed of investment grade securities, defined as a security having a rating of Aaa, Aa, A, or Baa from Moody’s, AAA, AA, A, or BBB from S&P or NAIC rating of NAIC 1 or NAIC 2. Investment grade securities comprised 96.0% and 95.1% of the Company’s total fixed maturities portfolio at December 31, 2023 and 2022, respectively.

At December 31, 2023 and December 31, 2022, the Company had unfunded commitments to make investments in fixed maturity securities in the amount of $0 and $1,290, respectively.

Mortgage Loans

The Company makes investments in commercial mortgage loans. The Company, along with other investors, owns a pro-rata share of each loan. The Company participates in 35 such investment instruments with ownership shares ranging from 0.6% to 30.0% of the trust at December 31, 2023. The Company owns a share of 311 mortgage loans with a loan average balance of $132 and a maximum exposure related to any single loan of $600. Mortgage loan holdings are diversified by geography and property type as follows:

	December 31, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$12,812	31.2%	$13,866	30.6%
Office	10,635	25.9%	11,115	24.5%
Industrial	7,476	18.2%	8,138	17.9%
Mixed use	4,798	11.7%	5,249	11.6%
Apartments	2,077	5.0%	2,796	6.2%
Medical office	2,423	5.9%	3,053	6.7%
Other	886	2.1%	1,136	2.5%
Gross carrying value of mortgage loans	41,107	100.0%	45,353	100.0%
Credit loss allowance (1)	(573)		(83)
Net carrying value of mortgage loans	$40,534		$45,270

	December 31, 2023		December 31, 2022
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
U.S. Region:
West South Central	$10,038	24.3%	$11,608	25.6%
East North Central	12,184	29.6%	12,320	27.2%
South Atlantic	8,046	19.6%	8,815	19.4%
West North Central	2,328	5.7%	2,871	6.3%
Mountain	2,560	6.2%	2,824	6.2%
Middle Atlantic	1,986	4.8%	2,310	5.1%
East South Central	3,519	8.7%	3,661	8.1%
New England	—	0.0%	34	0.1%
Pacific	446	1.1%	910	2.0%
Gross carrying value of mortgage loans	41,107	100.0%	45,353	100.0%
Credit loss allowance (1)	(573)		(83)
Net carrying value of mortgage loans	$40,534		$45,270

(1) Due to the adoption of the measurement of credit losses on financial instruments accounting standard, the valuation allowance in 2022 is now presented as an allowance for expected credit losses in 2023.

During the years ended December 31, 2023 and 2022, $964 and $4,527 of new mortgage loans were purchased, respectively, which did not include second lien mortgage loans. All taxes, assessments, or any amounts advanced were not included in the mortgage loan balances at December 31, 2023 and 2022. At December 31, 2023 and 2022, the Company had zero and 3 mortgage loans with a total carrying value of $0 and $692 that were in a restructured status, respectively. There were no impairments for mortgage loans in 2023 and 2022.

The changes in the allowances for credit losses (includes $237 related to adoption of ASU 2016-13) for commercial mortgage loans were as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Beginning balance	$83	$69
Net increase in allowances for credit losses related to change in accounting standards (See Note 1)	237	—
Net increase (decrease) in allowances for credit losses	253	14
Ending balance	$573	$83

At December 31, 2023 and 2022 the Company had no mortgage loans that were on non-accrual status.

At December 31, 2023 and 2022, the Company had a commitment to make investments in mortgage loans in the amount of $3,734 and $2,575, respectively.

Net Investment Income

The sources of net investment income are as follows:

	Year Ended December 31,
	2023	2022
Income from:
Fixed maturities	$15,155	$14,556
Policyholder loans	365	378
Mortgage loans	2,312	2,472
Cash, cash equivalents and restricted cash	144	66
Gross investment income	17,976	17,472
Investment expenses	(1,363)	(1,436)
Net investment income	$16,613	$16,036

Investment expenses include investment management fees, some of which include incentives based on market performance, custodial fees and internal costs for investment-related activities.

Net (Losses) Gains on Investments

The sources of net investment gains (losses) are as follows:

	Year Ended December 31,
	2023	2022
Investment (losses) gains from sales:
Fixed maturities	$(567)	$(364)
Mortgage loans	56	(80)
Cash and cash equivalents	—	1
Gains and losses from sales	(511)	(443)
Valuation change of other invested assets - (decline) appreciation:	(1,715)	572
Change in allowance for credit losses (1)	(281)	(456)
Total net (losses) gains on investments	$(2,507)	$(327)

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

The credit loss component of a fixed maturity security impairment is calculated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of cash flows discounted at the effective rate implicit to the security at the date of purchase or prior impairment. The methodology and assumptions for estimating the cash flows vary depending on the type of security. For mortgage-backed and asset-backed securities, cash flow estimates, including prepayment assumptions, are based on data from widely accepted third-party sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral characteristics, expectations of delinquency and default rates, and structural support, including subordination and guarantees. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss exists. The non-credit component, determined as the difference between the adjusted amortized cost basis and fair value, is recognized in other comprehensive (loss) income. The credit loss component of a fixed maturity security impairment is calculated as the difference between amortized cost and the present value of the expected cash flows of the security. The present value is determined using the best estimate of cash flows discounted at the effective rate implicit to the security at the date of purchase or prior impairment. The methodology and assumptions for estimating the cash flows vary depending on the type of security. For mortgage-backed and asset-backed securities, cash flow estimates, including prepayment assumptions, are based on data from widely accepted third-party sources or internal estimates. In addition to prepayment assumptions, cash flow estimates vary based on assumptions regarding the underlying collateral characteristics, expectations of delinquency and default rates, and structural support, including subordination and guarantees. If the Company does not expect to receive cash flows sufficient to recover the entire amortized cost basis of the fixed maturity security, a credit loss allowance is recorded in earnings for the shortfall in expected cash flows; however, the amortized cost, net of the credit loss allowance, may not be lower than the fair value of the security. If the present value of the modeled expected cash flows equals or exceeds the amortized cost of a security, no credit loss exists. The non-credit component, determined as the difference between the adjusted amortized cost basis and fair value, is recognized in other comprehensive (loss) income.

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

A roll-forward of the cumulative credit losses on fixed maturity securities is as follows:

December 31,
2023
Beginning allowance for credit loss balance	$-
Additional credit loss allowance	28
Reduction of credit losses allowances related to securities sold during period	—
Ending allowance for credit loss balance	$28

Unrealized Losses for Fixed Maturities

The Company’s fair value and gross unrealized losses for fixed maturities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position are as follows:

	12 months or less		Longer than 12 months		Total
December 31, 2023	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. government and agencies	$499	$(1)	$2,732	$(488)	$3,231	$(489)
U.S. agency mortgage-backed	94	—	4,879	(515)	4,973	(515)
State and political subdivisions	8,151	(176)	45,628	(9,314)	53,779	(9,490)
Corporate and miscellaneous	22,527	(1,871)	66,482	(9,829)	89,009	(11,700)
Residential mortgage-backed	269	(10)	3,029	(513)	3,298	(523)
Commercial mortgage-backed	1,430	(53)	17,582	(1,625)	19,012	(1,678)
Asset-backed	3,551	(190)	26,644	(1,891)	30,195	(2,081)
Total fixed maturities	$36,521	$(2,301)	$166,976	$(24,175)	$203,497	$(26,476)

	12 months or less		Longer than 12 months		Total
December 31, 2022	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. government and agencies	$2,722	$(501)	$—	$—	$2,722	$(501)
U.S. agency mortgage-backed	5,297	(578)	216	(36)	5,513	(614)
State and political subdivisions	38,252	(7,036)	15,057	(4,979)	53,309	(12,015)
Corporate and miscellaneous	94,461	(13,479)	8,322	(2,796)	102,783	(16,275)
Residential mortgage-backed	3,286	(554)	344	(68)	3,630	(622)
Commercial mortgage-backed	16,218	(1,611)	2,655	(303)	18,873	(1,914)
Asset-backed	20,465	(1,726)	21,069	(2,200)	41,534	(3,926)
Total fixed maturities	$180,701	$(25,485)	$47,663	$(10,382)	$228,364	$(35,867)

The indicated gross unrealized losses in all fixed maturity categories were $26,476 and $35,867 at December 31, 2023 and 2022, respectively.

At as of December 31, 2023 and 2022, the Company did not have the intent to sell these investments, and it was not more likely than not that the Company would be required to sell these investments before an anticipated recovery of value. The Company evaluated these investments for credit losses at December 31, 2023. The Company considers many factors in evaluating whether the unrealized losses were credit related including, but not limited to, the extent to which the fair value has been less than amortized cost, conditions related to the security, industry, or geographic area, payment structure of the investment and the likelihood of the issuer’s ability to make contractual cashflows, defaults or other collectability concerns related to the issuer, changes in the ratings assigned by a rating agency, and other credit enhancements that affect the investment’s expected performance. The Company determined that the unrealized losses on these securities were due to non-credit related factors at the evaluation date.

Information and concentrations related to fixed maturities in an unrealized loss position are included below. The tables below include the number of fixed maturities in an unrealized loss position for greater than and less than 12 months and the percentage that were investment grade at December 31, 2023.

	Unrealized Losses 12 months or less
	Gross Unrealized Losses	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. government and agencies	$(1)	$(1)	$—	$—	100%
U.S. agency mortgage-backed	—	—	—	—	0%
State and political subdivisions	(176)	(176)	—	—	100%
Corporate and miscellaneous	(1,871)	(621)	(747)	(502)	82%
Residential mortgage-backed	(10)	(10)	—	—	17%
Commercial mortgage-backed	(53)	(53)	—	—	100%
Asset-backed	(190)	(114)	(76)	—	100%
Gross unrealized losses	$(2,301)	$(975)	$(823)	$(502)

Total number of fixed maturities	154	127	22	5

	Unrealized Losses greater than 12 months
	Gross Unrealized Losses	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. government and agencies	$(488)	$(62)	$—	$(426)	100%
U.S. agency mortgage-backed	(515)	(202)	(313)	—	100%
State and political subdivisions	(9,314)	(601)	(3,391)	(5,322)	100%
Corporate and miscellaneous	(9,829)	(1,454)	(4,055)	(4,320)	86%
Residential mortgage-backed	(513)	(47)	(336)	(130)	90%
Commercial mortgage-backed	(1,625)	(746)	(680)	(198)	100%
Asset-backed	(1,891)	(871)	(883)	(138)	97%
Gross unrealized losses	$(24,175)	$(3,983)	$(9,658)	$(10,534)

Total number of fixed maturities	584	221	224	139

Gross unrealized losses by unrealized loss position and credit quality at December 31, 2023 are as follows:

	Investment Grade	Below Investment Grade	Total

Fixed income securities with unrealized loss position less than or equal to 20% of amortized cost, net (1) (2)	$14,902	$539	$15,441
Fixed income securities with unrealized loss position greater than 20% of amortized cost, net (3) (4)	10,618	417	11,035
Total unrealized losses	$25,520	$956	$26,476

(1) Below investment grade fixed income securities include $103 that have been in an unrealized loss position for less than twelve months.

(2) Related to securities with an unrealized loss position less than or equal to 20% of amortized cost, net, the degree of which suggests that these securities do not pose a high risk of having credit losses.

(3) Below investment grade fixed income securities include $853 that have been in an unrealized loss position for a period of twelve or more consecutive months.

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

The deferred policy acquisition costs and changes are as follows:

	December 31,	December 31,
	2023	2022
Beginning balance	$90,189	$95,715
Acquisition costs deferred	11,841	12,917
Amortization	(13,954)	(18,443)
Ending balance	$88,076	$90,189

Note 4—Income Taxes

Provided below are income taxes based on the difference between the expected tax provision, applying the statutory tax rate (21%) to the actual tax provision.

	Year Ended December 31,
	2023	2022
(Loss) income before income taxes	$(10,852)	$(22,568)
Statutory rate	21%	21%
Income tax (benefit) expense at statutory rate	(2,279)	(4,739)
Effect of:
Return to provision adjustments	(1,198)	(664)
Valuation allowance
Increase (decrease) in the valuation allowance related to return to provision adjustments	290	172
Increase in the valuation allowance - current year	2,269	3,129
Total increase in the valuation allowance	2,559	3,301
Other	(41)	(6)
Income tax (benefit) expense	$(959)	$(2,108)

The components of income tax (benefit) expense are as follows:

	Year Ended December 31,
	2023	2022
Income tax applicable to:
Current	$4,890	$4,052
Deferred (net of increase in allowance: 2023 - $2,559, 2022 - $3,301)	(5,849)	(6,160)
Ending balance	$(959)	$(2,108)

The components of the net deferred income tax assets are as follows:

	Year Ended December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforward	$24,818	$23,490
Reinsurance assets	50,175	48,717
Net unrealized investment losses	4,780	7,100
Policyholder dividend obligation	2,023	1,998
Policyholder dividend	323	259
Commission receivable, net	6,822	6,813
Incentive compensation	581	378
Other	3,893	2,902
Total deferred tax assets	93,415	91,657
Valuation allowance	(26,637)	(24,426)
Total deferred income tax assets	66,778	67,231
Deferred tax liabilities:
Life insurance reserves	25,753	27,539
Deferred policy acquisition cost	4,948	7,096
Intangible assets	344	344
Basis difference – investments	593	464
Fixed assets	2,507	2,784
Other	237	567
Total deferred tax liabilities	34,382	38,794
Deferred income tax assets, net	$32,396	$28,437

As of December 31, 2023, we had a 100% valuation allowance recorded against the deferred tax assets related to the non-life subgroup of our tax return. The Company also maintains a valuation allowance of $718 and $1,066 against a portion of the unrealized investment losses at December 31, 2023 and 2022, respectively in the life group. In 2023, the Company established a full valuation allowance against the realized capital losses portion of the life group deferred tax asset in the amount of $412. Valuation allowances are established because we determined that it is more likely than not that these assets will not be recoverable. The recording of the valuation allowance not related to investment losses, increases our federal income tax expense which in turn reduces our reported net income or increases our net loss as applicable. It is possible that some or all of these DTAs may not be realized unless we are able to generate sufficient taxable income from our operations. If we do not generate sufficient taxable income in the future a valuation allowance to reduce our DTAs may be required, which could materially increase our expenses in the period the allowance is recognized and materially adversely affect our results of operations and statement of financial condition.

On December 22, 2017, the Tax Cut and Jobs Act Bill H.R.1 was enacted, which, among other things, allows Net Operating Losses (NOLs) to be carried forward indefinitely; therefore, NOLs generated after December 31, 2017 are reflected in the table below under the caption no expiration. Internal Revenue Code Section 382 (“Section 382”) limits how much of a loss carry-forward existing as of the date of an ownership change that can be used to offset annual taxable income subsequent to the change of ownership. As a result of the IPO and Section 382, the Company will be restricted in its ability to utilize loss carry-forwards. The annual limit is estimated to be approximately $3,100 . In 2023, no NOLs expired and there was a return to provision adjustment related to non-life NOLs of ($400). These expiring NOLs have no impact on the Company’s results due to a full valuation allowance on these NOLs. The Inflation Reduction Act of 2022 (“Act”), which contains several tax-related provisions, was signed into law in August 2022. The Act creates a 15% corporate alternative minimum tax (“CAMT”) on certain large corporations and an excise tax of 1% on stock repurchases by publicly traded U.S. corporations, both effective after December 31, 2022. The Company has determined that it is not considered an “applicable corporation” under the rules of CAMT.

The Company’s net operating loss carry-forwards are as follows:

	Life Sub- Group	Non-Life Sub-Group	Total
Year net operating loss expires
2025	$—	$1,229	$1,229
2026	—	5,249	5,249
2027	—	5,057	5,057
2028	—	3,061	3,061
2029	—	1,708	1,708
2030	—	8,121	8,121
2031	—	5,361	5,361
2032	—	2,539	2,539
2033	—	1,099	1,099
2034	—	13,527	13,527
2035	—	5,311	5,311
2036	—	5,267	5,267
2037	—	4,266	4,266
No expiration	—	56,385	56,385
	$-	$118,180	$118,180

The Company has no unrecognized tax benefits for the years ended December 31, 2023 and 2022 and the Company does not expect the unrecognized tax benefits to increase in the next 12 months. The Company records penalties and interest related to unrecognized tax benefits within income tax expense.

Note 5—Policy Liabilities

Future Policy Benefits and Claims

Future policy benefits and claims represent the reserve for direct and assumed traditional life insurance policies and annuities in payout status.

The annuities in payout status are certain structured settlement contracts. The policy liability for structured settlement contracts of $12,665 and $13,118 at December 31, 2023 and 2022, respectively, is computed as the present value of contractually-specified future benefits. The amount included in the policy liability for structured settlements that are life contingent at December 31, 2023 and 2022, is $10,014 and $10,097 respectively.

To the extent that unrealized gains on fixed maturity securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded. A liability of $629 and $470 is included as part of the liability for structured settlements with respect to this deficiency at December 31, 2023 and 2022, respectively. The offset to this liability is recorded as a reduction of the unrealized capital gains included in AOCI.

Participating life insurance in-force was 2.3% and 3.9% of the face value of total life insurance in-force at December 31, 2023 and 2022, respectively.

Note 6—Reinsurance

The Company uses reinsurance to mitigate exposure to potential losses, provide additional capacity for growth, and provide greater diversity of business. For ceded reinsurance, the Company remains liable to the extent that reinsuring companies may not be able to meet their obligations under the reinsurance agreements. To manage the risk from failure of a reinsurer to meet its obligations, the Company periodically evaluates the financial condition of all of its reinsurers. The reinsurance recoverable balances are stated net of allowances for credit losses. We have recorded claim amounts anticipated to be uncollectible of $0.2 million in 2023 and $0.1 million in 2022, respectively.

In the first quarter 2022, Fidelity Life entered into a reinsurance contract with Swiss Re Life & Health America Inc. (Swiss Re). This new treaty is in addition to existing coinsurance agreements, largely with Swiss Re on certain policies issued through and including December 31, 2020. The impact of this transaction to our segment results included an initial ceded premium of $6.5 million based on the statutory reserves at January 1, 2022. The impact to pre-tax income at the initial sale date was nominal, however various income statement lines are impacted. See “Item 1 Reinsurance” in this form 10-K.

On July 18, 2023, the Liquidation Order of Scottish Re was approved by the Delaware Court specifying the effective date of the liquidation as September 30, 2023. The Liquidation Order specifies that all reinsurance agreements of Scottish Re are cancelled effective September 30, 2023. Accordingly, ceded future policy benefits of $657 were taken down as of the effective date of the order. Amounts recoverable on paid claims of $1.4 million and $1.1 million as of December 31, 2023 and 2022, respectively have been evaluated for any further credit losses and all amounts recorded are expected to be collectible.

Reinsurance recoverables are as follows:

	December 31,	December 31,
	2023	2022
Ceded future policy benefits	$198,973	$173,904
Claims and other amounts recoverables	39,625	40,958
Ending balance	$238,598	$214,862

The reconciliation of direct premiums to net premiums is as follows:

	Year Ended December 31,
	2023	2022
Direct premiums	$181,638	$174,600
Assumed premiums	35,871	45,637
Ceded premiums	(120,670)	(120,162)
Net insurance premiums	$96,839	$100,075

The reconciliation of direct, assumed and ceded amounts for life, annuity, and health claim benefits is as follows:

	Year Ended December 31,
	2023	2022
Direct	$126,937	$139,083
Assumed	19,990	20,459
Ceded	(79,253)	(92,040)
Life, annuity, and health claim benefits	$67,674	$67,502

Net policy charges on universal life products were $178 and $181 for the year ended December 31, 2023 and 2022, respectively, and are included in other income.

At December 31, 2023 and December 31, 2022 reserves related to fixed-rate annuity deposits assumed from a former affiliate company amounted to approximately $62,665 and $69,070, respectively, and are included with policyholder account balances in the Consolidated Balance Sheets.

Note 7—Retirement and Executive Compensation Plans

The Company sponsors a defined contribution 401(k) plan covering substantially all employees. For the years ended December 31, 2023 and 2022, the Company’s expenses were $608 and $712, respectively. These expenses were recorded as part of Operating costs and expenses in the Consolidated Statements of Operations.

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

The assets and liabilities within the Closed Block are included in the Company’s consolidated financial statements on the same basis as other accounts of the Company. The maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block liabilities over Closed Block assets. Included in Closed Block assets are $11,143 and $10,792 at December 31, 2023 and 2022, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block, which is referred to as the actuarial calculation. The actuarial calculation projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the actuarial calculation as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block. The review of Closed Block experience also includes consideration of whether policyholder dividend obligations should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. At December 31, 2023 and 2022, the Company recognized policyholder dividend obligations of $9,636 and $9,515, respectively, resulting from the excess of actual cumulative earnings over the expected cumulative earnings and from accumulated net unrealized investment gains that have arisen subsequent to the establishment of the Closed Block.

Information regarding the Closed Block liabilities (assets) designated to the Closed Block is as follows:

	December 31,	December 31,
Closed Block Liabilities	2023	2022
Future policy benefits and claims	$29,144	$29,382
Policyholder account balances	6,492	6,731
Other policyholder liabilities	5,207	5,298
Policyholder dividend obligations	9,636	9,515
Other liabilities	2,068	586
Total Closed Block liabilities	52,547	51,512
Assets Designated to the Closed Block
Investments:
Fixed maturities - available-for-sale (amortized cost $42,506 and $40,522, respectively)	39,678	36,625
Policyholder loans	1,234	1,132
Total investments	40,912	37,757
Premiums due and uncollected	81	1,852
Accrued investment income	484	457
Reinsurance recoverables	14,739	13,885
Deferred income tax assets, net	4,100	4,263
Total assets designated to the Closed Block	60,316	58,214
Excess of Closed Block assets over liabilities	7,769	6,702
Amounts included in accumulated other comprehensive income:
Unrealized investment loss (gains), net of income tax	(2,234)	(3,079)
Total amounts included in accumulated other comprehensive income	(2,234)	(3,079)
Maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities (includes excess assets of $11,143 and $10,792, respectively)	$(10,003)	$(9,781)

Information regarding the policyholder dividend obligations is as follows:

	December 31,	December 31,
Policyholder Dividend Obligations	2023	2022
Beginning balance	$9,515	$12,669
Impact from earnings allocable to policyholder dividend obligations	121	(165)
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligations	—	(2,989)
Ending balance	$9,636	$9,515

Information regarding the Closed Block revenues and expenses is as follows:

	Year Ended December 31,
	2023	2022
Revenues
Net insurance premiums	$3,991	$3,073
Net investment income	1,788	1,666
Net Realized Investment Gains (Losses)	9	(1)
Total revenues	5,788	4,738
Benefits and expenses
Life and annuity benefits - including policyholder dividends of $1,855 and $1,483, respectively	5,077	4,994
Interest credited to policyholder account balances	165	169
Operating costs and expenses	265	(484)
Total expenses	5,507	4,679
Revenues, net of expenses before provision for income tax expense (benefit)	281	58
Income tax expense (benefit)	59	12
Revenues, net of expenses and provision for income tax expense (benefit)	$222	$46

The Company charges the Closed Block with federal income taxes and state and local premium taxes, policy maintenance costs and investment management expenses relating to the Closed Block, as provided in the Closed Block Memorandum.

The following table presents the amortized cost and fair value of the Closed Block fixed maturity securities portfolio by contractual maturity at December 31, 2023. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
Due in one year or less	$4,057	$4,005
Due after one year through five years	3,656	3,675
Due after five years through ten years	7,330	7,105
Due after ten years	24,186	21,697
Securities not due at a single maturity date — primarily mortgage and asset- backed	3,277	3,196
Total fixed maturities	$42,506	$39,678

Note 9—Regulatory Matters

Minimum Capital and Surplus Requirements

Fidelity Life is required to comply with the provisions of state insurance statutes in the jurisdictions in which it does business. These statutes include minimum statutory capital and surplus requirements. At December 31, 2023, Fidelity Life exceeded the minimum statutory capital and surplus level of $2,000 required by Illinois, its state of domicile.

Risk-Based Capital Requirements

The NAIC established a standard for assessing the solvency of insurance companies using a formula for determining each insurer’s risk-based capital (RBC). At December 31, 2023, the RBC of the Company’s insurance subsidiary, Fidelity Life, exceeded the levels at which certain regulatory corrective actions would be initiated.

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

Fidelity Life declared and paid $5,000 and zero dividends during the twelve months ended December 31, 2023 and 2022, respectively.

In connection with the approval of the Conversion by the Director, the Company agreed, for a period of twenty-four months following the completion of the Conversion, to (i) seek the prior approval of the IDOI for any declaration of an ordinary dividend by Fidelity Life, and (ii) either maintain $20,000 of the proceeds of the IPO at Vericity, Inc. or use all or a portion of that $20,000 to fund Company operations.

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

Statutory Financial Information

The statutory capital and surplus and net income for Fidelity Life, as determined in accordance with statutory accounting practices prescribed or permitted by the IDOI, at December 31, 2023 and 2022, and for the years ended December 31, 2023 and 2022, are as follows:

	At December 31,
	2023	2022
Statutory capital and surplus
Fidelity Life	$94,349	$106,260

	Year Ended December 31,
	2023	2022
Statutory net income (loss)
Fidelity Life	$3,925	$1,282

Note 10—Commitments and Contingencies

Leases

Minimum future operating lease payments, including lease payments for real estate, vehicles, computers and office equipment at December 31, 2023, are as follows:

Year
2024	$588
2025	281
2026	240
2027	247
2028	254
2029	116
Total	$1,726

Lease expense for the years ended December 31, 2023 and 2022 was $1,001 and $1,393, respectively.

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

Recurring and Non-Recurring Fair Value Measurements

The Company’s assets and liabilities that are carried at fair value on a recurring and non-recurring basis, by fair value hierarchy level, are as follows:

December 31, 2023	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$10,065	$—	$10,065
U.S. agency mortgage-backed	—	6,718	—	6,718
State and political subdivisions	—	69,726	493	70,219
Corporate and miscellaneous	2,258	136,688	26,351	165,297
Foreign government	—	135	—	135
Residential mortgage-backed	—	6,875	—	6,875
Commercial mortgage-backed	—	20,388	—	20,388
Asset-backed	—	30,428	3,258	33,686
Total fixed maturities	2,258	281,023	30,102	313,383
Total recurring assets	$2,258	$281,023	$30,102	$313,383

December 31, 2022	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$9,106	$—	$9,106
U.S. agency mortgage-backed	—	8,878	—	8,878
State and political subdivisions	—	55,782	442	56,224
Corporate and miscellaneous	2,847	126,644	26,990	156,481
Foreign government	—	131	—	131
Residential mortgage-backed	—	4,430	—	4,430
Commercial mortgage-backed	—	19,462	—	19,462
Asset-backed	—	40,293	3,133	43,426
Total fixed maturities	2,847	264,726	30,565	298,138
Total recurring assets	$2,847	$264,726	$30,565	$298,138

Summary of Significant Valuation Techniques for Assets and Liabilities on a Recurring Basis

Level 1 securities include preferred stocks classified as fixed maturities that are valued based on quoted market prices for identical assets.

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

		Total gains (losses) included in:
	Balance at January 1, 2023	Net Income (loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2023
Financial Assets
Fixed maturities
State and political subdivision	$442	$—	$50	$—	$—	$—	$—	$492
Corporate and miscellaneous	26,991	(38)	74	2,982	(4,030)	—	372	26,351
Asset-backed	3,133	106	182	658	(820)	—	—	3,259
Total assets	$30,566	$68	$306	$3,640	$(4,850)	$—	$372	$30,102

		Total gains (losses) included in:
	Balance at January 1, 2022	Net Income	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2022
Financial Assets
Fixed maturities
State and political subdivisions	$498	$—	$(56)	$—	$—	$—	$—	$442
Corporate and miscellaneous	24,740	2	(398)	3,198	(2,582)	1,468	563	26,991
Asset-backed	2,838	(122)	(325)	1,907	(1,260)	—	95	3,133
Total assets	$28,076	$(120)	$(779)	$5,105	$(3,842)	$1,468	$658	$30,566

There were 3 transfers from Level 2 to Level 3 and 1 transfer from Level 3 to Level 2 in 2023. In 2022, there were 2 transfers from Level 3 to Level 2 and 6 transfers from Level 2 to Level 3.

Financial Instruments not Measured at Fair Value

The carrying amount and estimated fair values of the Company’s financial instruments that are not measured at fair value on the Consolidated Balance Sheets are as follows:

		Estimated Fair Value
December 31, 2023	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$40,534	$—	$—	$37,005	$37,005
Policyholder loans	$7,149	$—	$—	$8,234	$8,234
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$16,307	$—	$—	$15,319	$15,319
Long/short-term debt	$49,010	$—	$—	$51,927	$51,927
Policyholder account balances	$70,726	$—	$—	$65,881	$65,881

		Estimated Fair Value
December 31, 2022	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$45,270	$—	$—	$41,622	$41,622
Policyholder loans	$6,699	$—	$—	$7,722	$7,722
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$16,555	$—	$—	$15,192	$15,192
Long/short-term debt	$37,189	$—	$—	$36,763	$36,763
Policyholder account balances	$77,443	$—	$—	$70,157	$70,157

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.

Mortgage Loans—Fair value was based on the discounted value of future cash flows for all first mortgage loans adjusted for specific loan risk. The discount rate was based on the rate that would be offered for similar loans at the reporting date. Fair value excludes $1,098 and $1,952 of second and mezzanine mortgages carried at cost which fair value is not measurable at December 31, 2023 and 2022, respectively.

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

Note 12—Long and Short-Term Debt

Commission Financing

In 2022, Efinancial entered into a new commission financing arrangement and is taking new advances on this financing arrangement. Efinancial's ability to receive advances under this agreement will terminate when the aggregate amount advanced under the arrangement equals or exceeds $46,000. At December 31, 2023 and December 31, 2022, we had a net advance of $40,393 and $31,100 respectively, under this arrangement. At December 31, 2023, the Company expects to pay back the aggregate amounts as presented in the following table.

December 31, 2023
Due in one year or less	$9,249
Due after one year through two years	6,632
Due after two years through three years	6,175
Due after three years through four years	5,721
Due after four years through five years	5,221
Due after five years	40,252
Less discount	(24,240)
Total long/short-term debt	$49,010

Federal Home Loan Bank of Chicago

The Company is a member of the FHLBC. As a member, the Company is able to borrow on a collateralized basis from FHLBC which can be used as an alternative source of liquidity. The FHLBC membership requires the Company to own member stock. The Company held $270 and $180 of FHLBC common stock at December 31, 2023 and December 31, 2022, respectively. The Company's ability to borrow under this facility is subject to the FHLBC's discretion and requires the availability of qualifying assets. In 2023 and 2022, the Company borrowed and repaid $21,000 and $4,000, respectively. FHLBC common stock is classified in Other Invested Assets in the Consolidated Balance Sheet. As of December 31, 2023 and December 31, 2022, the Company had not pledged any assets and there were no outstanding borrowings.

Note 13—Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated Other Comprehensive (Loss) Income, net of taxes are as follows:

	Net Unrealized Gains (Losses) on Investments with Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at January 1, 2023	$362	$(30,534)	$(30,172)
Other comprehensive (loss) income
Unrealized holding gains (losses) from changes in the market value of securities	—	11,047	11,047
Impact on Policy benefit liabilities of changes in market value of securities	—	(159)	(159)
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	—	—	—
Income tax (expense) benefit	—	(1,938)	(1,938)
Other comprehensive (loss) income, net of tax	—	8,950	8,950
Balance at December 31, 2023	$362	$(21,584)	$(21,222)

	Net Unrealized Gains (Losses) on Investments with OTTI Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at January 1, 2022	$362	$10,567	$10,929
Other comprehensive (loss) income
Unrealized holding (losses) gains from changes in the market value of securities	—	(59,600)	(59,600)
Impact on Policy benefit liabilities of changes in market value of securities	—	5,934	5,934
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligations	—	2,989	2,989
Income tax benefit (expense)	—	9,576	9,576
Other comprehensive (loss) income, net of tax	—	(41,101)	(41,101)
Balance at December 31, 2022	$362	$(30,534)	$(30,172)

(1) Due to the adoption of the measurement of credit losses on financial instruments accounting standard, realized capital losses previously reported as OTTI write-downs are now presented as credit losses; therefore OTTI is not presented in the 2023 table above.

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

The segment results are as follows:

	Year Ended December 31, 2023				Year Ended December 31, 2022
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Net insurance premiums	$96,839	$—	$—	$96,839	$100,075	$—	$—	$100,075
Net investment income	16,305	—	308	16,613	15,556	—	480	16,036
Net realized investment gains (losses) (1)	(2,143)	—	(364)	(2,507)	(590)	—	263	(327)
Earned commissions	—	60,282	(345)	59,937	—	43,063	(429)	42,634
Other income	1,104	5,579	—	6,683	604	4,890	—	5,494
Total revenues	112,105	65,861	(401)	177,565	115,645	47,953	314	163,912
Life, annuity, and health claim benefits	70,312	—	—	70,312	70,282	—	—	70,282
Operating costs and expenses	31,341	64,417	8,393	104,151	34,572	56,648	6,535	97,755
Amortization of deferred policy acquisition costs	13,954	—	—	13,954	18,443	—	—	18,443
Total benefits and expenses	115,607	64,417	8,393	188,417	123,297	56,648	6,535	186,480
(Loss) income before income tax	$(3,502)	$1,444	$(8,794)	$(10,852)	$(7,652)	$(8,695)	$(6,221)	$(22,568)

	December 31, 2023				December 31, 2022
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Investments and cash	$367,746	$643	$3,084	$371,473	$358,620	$1,094	$3,862	$363,576
Commissions and agent balances	8,471	45,023	—	53,494	4,751	30,015	—	34,766
Deferred policy acquisition costs	88,076	—	—	88,076	90,189	—	—	90,189
Intangible assets	—	1,635	—	1,635	—	1,635	—	1,635
Reinsurance recoverables net	238,598	—	—	238,598	214,862	—	—	214,862
Deferred income tax assets, net	19,195	—	13,201	32,396	13,489	—	14,948	28,437
Other	27,623	9,009	514	37,146	26,800	5,869	3,944	36,613
Total assets	$749,709	$56,310	$16,799	$822,818	$708,711	$38,613	$22,754	$770,078

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

Note 16—Subsequent Events

Management has evaluated subsequent events up to and including April 1, 2024, the date these Consolidated Financial Statements were issued and determined there were no reportable subsequent events.

Vericity, Inc.

Schedule I

Summary of Investments Other Than Investments in Related Parties

As of December 31, 2023

(dollars in thousands)

Type of Investment	Cost / Amortized Cost	Fair Value	Balance Sheet
Fixed maturities:
Bonds:
U.S. government and agencies	$10,188	$10,065	$10,065
U.S. agency mortgage-backed	7,173	6,718	6,718
State and political subdivisions	79,362	70,219	70,219
Corporate and miscellaneous	174,263	165,296	165,296
Foreign government	130	135	135
Residential mortgage-backed securities	7,302	6,875	6,875
Commercial mortgage-backed securities	22,043	20,388	20,388
Asset backed securities	35,681	33,686	33,686
Total fixed maturity securities	336,142	313,382	313,382
Mortgage loans	40,534	37,005	40,534
Policy loans	7,149	8,234	7,149
Other invested assets	2,966	2,364	2,364
Total investments	$386,791	$360,985	$363,429

Vericity, Inc.

Schedule II

Condensed Financial Information of Registrant (Parent Company) Statement of Operations

As of and for the Years Ended December 31, 2023 and 2022

(dollars in thousands)

For the Years Ended December 31,	2023	2022
Revenues
Net investment income and (losses) gains	$(56)	$786
Total revenues	(56)	786
Expenses
Operating costs and expenses	7,853	5,650
Total expenses	7,853	5,650
(Loss) Income before income taxes	(7,909)	(4,864)
Income tax (benefit) expense	(607)	(298)
Net (loss) income before equity in net loss of subsidiary	(7,302)	(4,566)
Equity in net (loss) of subsidiary	(2,591)	(15,894)
Net (loss) income	(9,893)	(20,460)
Equity in other comprehensive income of subsidiary	8,950	(41,101)
Total comprehensive (loss) income	$(943)	$(61,561)

See footnotes to the condensed financial statements.

Vericity, Inc.

Schedule II (Continued)

Condensed Financial Information of Registrant (Parent Company) Statement of Financial Position

(dollars in thousands)

For the Years Ended December 31,	2023	2022
Assets
Investment in subsidiaries	$104,889	$98,168
Fixed maturities - available-for-sales - at fair value (amortized cost; $2,871 and $2,563)	2,871	2,563
Other invested assets	-	818
Cash, cash equivalents and restricted cash	153	419
Inter-company receivables	301	8,433
Current income tax receivable	2,085	1,477
Other assets	514	635
Total assets	110,813	112,513
Liabilities and Shareholders' Equity
Liabilities:
Other liabilities	600	1,170
Total liabilities	600	1,170
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	15
Additional paid-in capital	39,840	39,840
Retained earnings	91,580	101,660
Accumulated other comprehensive (loss) income	(21,222)	(30,172)
Total shareholders' equity	110,213	111,343
Total liabilities and shareholders' equity	$110,813	$112,513

See footnotes to the condensed financial statements.

Vericity, Inc.

Schedule II (Continued)

Condensed Financial Information of Registrant (Parent Company) Statement of Cash Flows

(dollars in thousands)

For the Years Ended December 31,	2023	2022
Cash flows from operating activities
Net (loss) income	$(9,893)	$(20,460)
Adjustments to reconcile net income to net cash provided (used) by operations:
Equity in earnings of subsidiaries	2,591	15,894
Net investment (gains) losses	364	(263)
Accretion of bond discount	(308)	(462)
Change in:
Due to subsidiaries	7,582	(1,338)
Accrued investment income	—	—
Other liabilities	(570)	(874)
Other assets	121	120
Income tax	(607)	136
Net cash used by operating activities	(720)	(7,247)
Cash flows from investing activities
Purchases of fixed maturities	—	(228)
Sales of other invested assets	454	—
Sales of fixed maturities	—	4,010
Net cash provided (used) by investing activities	454	3,782
Cash flows from financing activities
Net cash flows provided by financing	—	—
Net (decrease) increase in cash and cash equivalents	(266)	(3,465)
Cash, cash equivalents and restricted cash - beginning of period	419	3,884
Cash, cash equivalents and restricted cash - end of period	$153	$419

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

Vericity, Inc.

Schedule III

Supplementary Insurance Information

As of and for the Years Ended December 31, 2023 and 2022

(dollars in thousands)

Segment	Deferred Policy Acquisition Costs	Future Policy Benefits Losses and Expenses	Other Policy Claims and Benefits Payable	Net Insurance Premiums	Net Investment Income	Benefits, Claims, Losses and Settlement Expenses	Amortization of DAC	Other Operating Expenses
2023
Insurance	$88,076	$502,464	$121,812	$96,839	$16,305	$70,312	$13,954	$31,341
Agency	—	—	—	—	—	—	—	64,417
Corporate & other	—	—	—	—	308	—	—	8,393
Total	$88,076	$502,464	$121,812	$96,839	$16,613	$70,312	$13,954	$104,151
2022
Insurance	$90,189	$453,763	$134,444	$100,075	$15,556	$70,282	$18,443	$34,572
Agency	—	—	—	—	—	—	—	56,648
Corporate & other	—	—	—	—	480	—	—	6,535
Total	$90,189	$453,763	$134,444	$100,075	$16,036	$70,282	$18,443	$97,755

Vericity, Inc.

Schedule IV

Reinsurance

As of and for the Years Ended December 31, 2023 and 2022

(dollars in thousands)

	Gross Amount	Ceded to Other Companies	Assumed From Other Companies	Net Amount	Percentage of Amount Assumed to Net
2023
Life insurance face amount in-force (millions)	$40,967	$36,415	$2,564	$7,116	36.0%
Premiums
Life insurance	$181,035	$120,537	$35,871	$96,369	37.2%
Accident and health	603	133	—	470	0.0%
Total premiums	$181,638	$120,670	$35,871	$96,839	37.0%
2022
Life insurance face amount in-force (millions)	$35,139	$33,815	$3,188	$4,512	70.7%
Premiums
Life insurance	$173,944	$120,015	$45,637	$99,566	45.8%
Accident and health	656	147	—	509	0.0%
Total premiums	$174,600	$120,162	$45,637	$100,075	45.6%

Vericity, Inc.

Schedule V

Valuation and Qualifying Accounts

For the Years Ended December 31, 2023 and 2022

(dollars in thousands)

		Additions
	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Deductions	Balance at End of Period
2023
Allowance for losses on commercial mortgage	$83	$253	$237	$—	$573
Allowance for uncollectible receivables	464	39	—	—	503
Valuation allowance on deferred tax asset	24,426	2,559	(348)	—	26,637
	$24,973	$2,851	$(111)	$—	$27,713
2022
Allowance for losses on commercial mortgage	$69	$14	$—	$—	$83
Allowance for uncollectible receivables	581	—	—	117	464
Valuation allowance on deferred tax asset	20,059	3,301	1,066	—	24,426
	$20,709	$3,315	$1,066	$117	$24,973

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria related to internal control over financial reporting described in "Internal Control - Integrated Framework (2013)" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(d) or 15d-15(d) of the Exchange Act) during 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable

Item 10. Directors, Executive Officers and Corporate Governance.

The table below provides information of our directors and executive officers as of March 30, 2024.

Name	Age	Position
Eric Rahe	55	Director and Chairman
Neil Ashe	56	Director
Calvin Dong	36	Director
Richard A. Hemmings	77	Director
Scott Perry	61	Director
Laura R. Zimmerman	65	Director
James E. Hohmann	68	Chief Executive Officer, President and Director
Melissa Balsan	41	Executive Vice President, Chief Marketing Officer
John Buchanan	53	Executive Vice President, General Counsel and Corporate Secretary
David R. Drollette	41	Executive Vice President, Chief Data Officer & Chief Technology Officer
James C. Harkensee	65	Executive Vice President of Vericity, President and Chief Operating Officer of Fidelity Life
Chris S. Kim	52	Executive Vice President, Chief Financial Officer and Treasurer

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

Mr. Hohmann is a member of the board of directors of Bankers Trust (non-public) and is Chairman of MIB Group Inc., a life insurance industry membership organization. He also serves on the ACLI Forum 500 board of directors. He has previously served as a director of the Board of Governors for the Property Casualty Insurance Association of America and is a former member of the board of directors of American Council of Life Insurers. Mr. Hohmann is a Fellow of the Society of Actuaries and a Member of the American Academy of Actuaries.

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

Ms. Zimmerman was selected to serve on our Board of Directors due to her extensive marketing and leadership experience, her insurance industry knowledge and her familiarity with the operations of the Company.

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

Melissa Balsan has served as Executive Vice President and Chief Marketing Officer since January 2023. With more than 20 years of experience in direct-to-consumer marketing and branding, Melissa has built deep knowledge of customer acquisition and led digital transformation within insurance, education, and e-commerce businesses. She served as Chief Marketing Officer for GoHealth, a Medicare insurance broker, as well as Chief Marketing Officer for Endurance Warranty, a leader in auto protection services. At Perdoceo Education Corporation, Melissa held marketing leadership positions responsible for new student enrollment and retention; and as a digital native, helped establish search engine and social media marketing at CareerBuilder.com. She began her career in advertising guiding established brands like Ford Motor Company and La-Z-Boy through digital transformation. Melissa graduated from Adrian College in Adrian, Michigan with a BBA in Marketing where she also completed Public Relations studies.

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

Advisory Board

Upon completion of the offerings, we established an Advisory Board to provide general policy advice to the Board of Directors. Only individuals who served as directors of Members Mutual as of the date of the standby stock purchase agreement are eligible to serve on our Advisory Board. Advisory board members are entitled to attend meetings of the Board of Directors but shall not vote. Members of the Advisory Board shall have the right to nominate individuals to be company designees in the event that there are no then-serving company designees. Members of the Advisory Board will receive the same compensation provided to company designees serving on the Board of Directors of Vericity. Advisory Board members will serve until the earlier of the sale of Vericity to a third party, the fifth anniversary of the closing of our 2019 offering or a member’s death, resignation or removal for cause. The initial Advisory Board consists of Ms. Bynoe, Mr. Fibiger and Mr. Groot. Mr. Schacht was added to the Advisory Board in August of 2022 as he attained the age of 80 in 2022 and was no longer eligible to serve on the Vericity Board. Amount shown in Director Compensation represents total payments for 2023 which include compensation for participation on the Advisory Board.

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

Item 11. Executive Compensation.

The following table shows the compensation information for our President and Chief Executive Officer, our Executive Vice President and President and Chief Operating Officer of Fidelity Life and our Executive Vice President and President and Chief Operating Officer of Efinancial based on compensation earned for the years ended December 31, 2023 and December 31, 2022 (our “named executive officers”).

			Non-Equity Incentive Plan Compensation	All Other Compensation
Name and Principal Position	Year	Salary ($)	($)(1)	(2)(3)	Total ($)
James Hohmann	2023	767,350	814,820	37,859	1,620,029
President and Chief Executive Officer of Vericity	2022	767,350	411,491	41,181	1,220,022
James Harkensee	2023	450,000	311,118	36,034	797,152
Executive Vice President of Vericity, President and Chief Operating Officer of Fidelity Life	2022	450,000	177,086	31,312	658,398
Melissa Balsan	2023	505,000	431,581	515,567	1,452,148
Executive Vice President, Chief Marketing Officer	2022	—	—	—	—

(1)
See “Executive Compensation—Short-Term Incentive Program” below for additional information. Note that compensation earned for annual performance is paid in March of the following year.
(2)
All other compensation consists of the following: (i) company portion of health, dental, life, disability and vision insurance premiums and (ii) 401(k) company matching contributions. For Ms. Balsan, this amount also includes a sign-on bonus and a second bonus payment to compensate for long term compensation that was lost in accepting her role with the Company.
(3)
Following the closing of the IPO, the named executive officers also received grants under an equity incentive plan adopted, maintained and administered by the standby purchaser. See “—Apex Holdco Equity Incentive Plan” below for additional information.

Short-Term Incentive Program

2023 Short-Term Incentive Program

Under the annual bonus program, the compensation committee established 2023 bonus opportunities. Mr. Hohmann’s annual bonus opportunity was 0% to 140% of his base salary, with his target bonus opportunity equal to 80% of base salary. The bonus opportunity for Mr. Harkensee was 0% to 96.25% of his base salary, with the target bonus opportunity equal to 55% of his base salary. The bonus opportunity for Ms. Balsan was 0% to 105% of her base salary, with the target bonus opportunity equal to 60% of her base salary. The amount of bonus paid depended on achievement of performance measures recommended by management and approved by the compensation committee.

The performance award for each of our named executive officers was based on the following performance categories:

•
Corporate (Fidelity Life pre-tax GAAP earnings and Efinancial EBITDA combined; Capital Management, Infrastructure Modernization and Call Center Operational Improvements;

•
Fidelity Life (pre-tax statutory operating income; pre-tax GAAP income; 3rd party business growth

•
Efinancial (EBITDA; Opex as a % of Revenue and eSales net revenue.

Mr. Hohmann’s bonus opportunity was weighted 50% Corporate, 25% Fidelity Life, and 25% Efinancial. Mr. Harkensee’s bonus opportunity was weighted 30% Corporate, 40% Fidelity Life, and 30% Efinancial. Ms. Balsan's bonus opportunity was weighted 40% Corporate, 30% Fidelity Life, and 30% Efinancial.

In 2023, we achieved 139% of target for Corporate, 81% for Fidelity Life, and 172% for Efinancial. Based on this performance, 2023 annual bonuses for our named executive officers are reflected in the table above.

2022 Short-Term Incentive Program

Under the annual bonus program, the compensation committee established 2022 bonus opportunities. Mr. Hohmann’s annual bonus opportunity was 0% to 140% of his base salary, with his target bonus opportunity equal to 80% of base salary. The bonus opportunity for each of Messrs. Harkensee was 0% to 96.25% of his base salary, with the target bonus opportunity equal to 55% of his base salary. Ms. Balsan started her role in January of 2023 and did not participate in any 2022 incentive compensation. The amount of bonus paid depended on achievement of performance measures recommended by management and approved by the compensation committee.

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

In November of 2023, the Company adopted clawback requirements related to executive incentive compensation. A copy of this policy is attached to this filing as Exhibit 97.

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

Apex Holdco Equity Incentive Plan

Following the closing of the IPO, the standby purchaser established the Apex Holdco L.P. 2019 Equity Incentive Plan (the “EI Plan”) under the terms of the amended and restated limited partnership agreement of the standby purchaser. Under the EI Plan, Class B units representing 20.6% of the fully diluted units of the standby purchaser at the closing of the IPO were reserved for issuance to employees, directors, advisory board members and other service providers of the Company. Following the closing, awards under the EI Plan were made to the executive officers, certain directors, certain other employees, and advisory board members of the Company in an aggregate amount of approximately 85.4% of the available pool of Class B units under the EI Plan. Class B units are non-voting profits interests in the standby purchaser that entitle the holders thereof to participate in the appreciation in the value of the standby purchaser, as represented by its ownership of the Company’s common stock, above a per share threshold representing the amount of the standby purchaser’s investment in the Company’s common stock, subject to certain customary adjustments, and are immediatley vested and payable in the event of a future sale of the Company. The grants of Class B Units made to the named executive officers, directors and advisory board members represented the following percentages of the fully diluted units of the standby purchaser at the closing of the IPO: Mr. Hohmann, 5.00%; Mr. Harkensee, 1.75%; Ms. Balsan 1.0%; Mr. Ashe, 1.00%; Mr. Hemmings, 0.80%; Mr. Perry, 0.25%; Mr. Schacht, 0.80%, Ms. Bynoe, 0.80%; Mr. Fibiger, 0.80%; and Mr. Groot, 0.80%.

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

Director Compensation

In 2023, each non-employee director and advisory director of Vericity, Inc. received an annual retainer of $100,000 which was paid on a quarterly basis. Messrs. Rahe, Dong and Perry and Ms. Zimmerman do not receive cash compensation from the Company for service as a director of Vericity, Inc. Following the closing of the IPO, each director other than Messrs. Rahe and Dong also received a grant of Class B Units under the EI Plan. See “—Apex Holdco Equity Incentive Plan” above for additional information.

The table below summarizes the total compensation earned from the Company and its subsidiaries by our non-employee directors for service as a director for the fiscal year ended December 31, 2023.

		Non-Equity
	Fees Earned or	Incentive Plan
	Paid in Cash	Compensation	Total
Linda Walker Bynoe	$100,000	$—	$100,000
John A. Fibiger	100,000	—	100,000
Richard A. Hemmings	100,000	—	100,000
Steven L. Groot	100,000	—	100,000
James W. Schacht (1)	100,000	—	100,000
Neil Ashe	100,000	—	100,000
Eric Rahe	—	—	—
Calvin Dong	—	—	—
Scott Perry	—	—	—
Laura Zimmerman	—	—	—

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

We have based our calculations of the percentage of beneficial ownership on 14,875,000 shares of common stock outstanding on March 31, 2024.

Five Percent Shareholders

The following table sets forth information regarding all persons known by the Company to be the beneficial owner of more than 5% of the Company's common stock as of March 31, 2024.

Five Percent (5%) Shareholders	Number of Shares and Nature of Beneficial Ownership	Percentage of Class (%)
Apex Holdco, L.P. (1) 767 Fifth Avenue New York, NY 10153	11,373,352	76.5%

Directors and Executive Officers

The Company has adopted insider trading policies and procedures governing the purchase, sale, and/or other dispositions of the issuer’s securities by directors, officers and employees. A copy of this policy is attached as Exhibit 19. To date no director or officer has adopted a Rule 10b5-1 trading plan.

The following table sets forth information regarding our common stock beneficially owned as of March 31, 2024 by (i) each director, (ii) each of the named executive officers, and (iii) all current directors and executive officers as a group.

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

Item 14. Principal Accountant Fees and Services.

The following table provides information regarding the fees incurred to Deloitte & Touche LLP during the years ended December 31, 2023 and 2022. All fees described below were approved by the audit committee.

(dollars in thousands)	2023	2022
Audit Fees (1)	$1,225	$1,200
Audit Related Fees (2)	—	—
Tax Fees (3)	—	—
All Other Fees (4)	—	—
Total	$1,225	$1,200

(1)
Audit Fees of Deloitte & Touche LLP for 2023 and 2022 were for professional services associated with the annual audit of our consolidated financial statements, the reviews of our quarterly condensed consolidated financial statements and the issuance of consents and comfort letters in connection with registration statement filings with the SEC.
(2)
Audit-related fees consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under “Audit Fees.” No such services were incurred in 2023 and 2022.
(3)
Tax Fees consist of fees for tax compliance, tax advice and tax planning. No such services were incurred in 2023 and 2022.
(4)
All Other Fees include any fees billed that are not audit, audit-related or tax fees. No such services were incurred in 2023 and 7 in 2022.

Before an independent registered public accounting firm is engaged by the Company to render audit or non-audit services, our audit committee must review the terms of the proposed engagement and pre-approve the engagement. The audit committee may delegate authority to one or more of the members of the audit committee to provide these pre-approvals for audit or non-audit services, provided that the person or persons to whom authority is delegated must report the pre-approvals to the full audit committee at its next scheduled meeting. Audit committee pre-approval of non-audit services (other than review and attest services) are not required if those services fall within available exceptions established by the SEC. The audit committee pre-approved all audit, audit-related, tax and other services provided by Deloitte & Touche LLP for the fiscal years 2023 and 2022 and the estimated costs of those services. Actual amounts billed, to the extent in excess of the estimated amounts, were periodically reviewed and approved by the audit committee.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)
We have filed the following documents as part of this Form 10-K:
(1)
Consolidated Financial Statements

See Item 8, Index to Financial Statements

(2)
Financial Statement Schedules

NOTE: Certain financial statement schedules have been omitted as they are deemed inapplicable or not required by Regulation S-X.

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

10.16	Apex Holdco L.P. 2019 Equity Incentive Plan (incorporated by reference to Exhibit 10.18 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019)

10.17	Form of Employee-Consultant Award Agreement (incorporated by reference to Exhibit 10.19 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019)

10.18	Form of Director Award Agreement (incorporated by reference to Exhibit 10.20 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019)

10.19	Form of CEO Award Agreement (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2019)

19.0*	Insider Trading Policy

21.1	Subsidiaries of Vericity, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (No. 333-231952) filed on June 4, 2019)

31.1*	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2*	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1*	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.0*	Clawback Policy

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents

101.CAL*	Inline XBRL Taxonomy Extension Calculation

101.DEF*	Inline XBRL Taxonomy Extension Definition

101.LAB*	Inline Taxonomy Extension Label

101.PRE*	Inline XBRL Taxonomy Extension Presentation

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vericity, Inc.

Date: April 1, 2024	By:	/s/ Chris S. Kim
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

Name	Title	Date

/s/ James E. Hohmann	Director, Chief Executive Officer, and President	April 1, 2024
James E. Hohmann

/s/ Chris S. Kim	Executive Vice President, Chief Financial Officer and Treasurer	April 1, 2024
Chris S. Kim

/s/ Eric Rahe	Director and Chairman	April 1, 2024
Eric Rahe

/s/ Neil Ashe	Director	April 1, 2024
Neil Ashe

/s/ Calvin Dong	Director	April 1, 2024
Calvin Dong

/s/ Richard A. Hemmings	Director	April 1, 2024
Richard A. Hemmings

/s/ Scott Perry	Director	April 1, 2024
Scott Perry

/s/ Laura R. Zimmerman	Director	April 1, 2024
Laura R. Zimmerman