Form 10-Q
period 2024-03-31
Vericity, Inc.
filed 2024-05-15
CIK 1575434

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

The number of shares of Registrant’s Common Stock outstanding as of May 1, 2024 was 14,875,000.

Part 1. Financial Information

Item I. Financial Statements

Vericity, Inc.

Interim Condensed Consolidated Balance Sheets

(dollars in thousands)

	March 31,	December 31,
	2024	2023
	(Unaudited)	(Audited)
Assets
Investments:
Fixed maturities – available-for-sale – at fair value (amortized cost; $326,313 and $336,142, net of allowances for credit losses of $28 and $28)	$301,524	$313,382
Short-term investments - at fair value (amortized cost, $793 and $0)	830	—
Mortgage loans (net of allowances for credit losses of $566 and $573)	39,603	40,534
Policyholder loans	7,216	7,149
Other invested assets	2,603	2,364
Total investments	351,776	363,429
Cash, cash equivalents and restricted cash	13,740	8,044
Accrued investment income	3,727	3,630
Reinsurance recoverables (net of allowances for credit losses of $167 and $167)	240,224	238,598
Deferred policy acquisition costs	89,186	88,076
Commissions and agent balances (net of allowances for credit losses of $328 and $336)	58,291	53,494
Intangible assets	1,635	1,635
Deferred income tax assets, net	33,396	32,396
Other assets	35,359	33,516
Total assets	827,334	822,818
Liabilities and Shareholders' Equity
Liabilities
Future policy benefits and claims	512,494	502,464
Policyholder account balances	69,414	70,726
Other policyholder liabilities	40,580	41,450
Policy dividend obligations	9,783	9,636
Reinsurance liabilities and payables	12,032	6,262
Long-term debt	38,283	39,761
Short-term debt	12,976	9,249
Other liabilities	28,564	33,057
Total liabilities	724,126	712,605
Commitments and Contingencies (Note 6)
Shareholders' Equity
Common stock, $.001 par value, 30,000,000 shares authorized, 14,875,000 shares, issued and outstanding	15	15
Additional paid-in capital	39,840	39,840
Retained earnings	86,054	91,580
Accumulated other comprehensive (loss) income	(22,701)	(21,222)
Total shareholders' equity	103,208	110,213
Total liabilities and shareholders' equity	$827,334	$822,818

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Operations

(dollars in thousands, except earnings per share)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Revenues
Net insurance premiums	$22,557	$24,338
Net investment income	4,135	4,347
Net (losses) gains on investments	(380)	(539)
Earned commissions	16,798	14,749
Insurance lead sales	1,404	1,222
Other income	979	505
Total revenues	45,493	44,622
Benefits and expenses
Life, annuity, and health claim benefits	17,875	16,371
Interest credited to policyholder account balances	613	689
Operating costs and expenses	29,468	25,769
Amortization of deferred policy acquisition costs	3,749	3,648
Total benefits and expenses	51,705	46,477
Income (loss) before income tax	(6,212)	(1,855)
Income tax expense (benefit)	(686)	26
Net (loss) income	$(5,526)	$(1,881)

Earnings per share for the periods
	Three Months Ended March 31,
	2024	2023
	(Unaudited)	(Unaudited)
Weighted average shares outstanding, basic and diluted	14,875,000	14,875,000
Basic earnings per share	$(0.37)	$(0.13)
Diluted earnings per share	$(0.37)	$(0.13)

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Comprehensive (Loss) Income

(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Net (loss) income	$(5,526)	$(1,881)
Other comprehensive (loss) income, net of tax:
Change in net unrealized (losses) gains	(1,479)	6,313
Total other comprehensive (loss) income	(1,479)	6,313
Total comprehensive (loss) income	$(7,005)	$4,432

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Changes in Shareholders’ Equity

(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Common stock
Balance – beginning of period	$15	$15
Balance – end of period	$15	$15

Additional paid-in capital
Balance – beginning of period	$39,840	$39,840
Balance – end of period	$39,840	$39,840

Retained earnings
Balance – beginning of period	$91,580	$101,660
Cumulative effect adjustment from changes in accounting guidance, net of tax	—	(187)
Balance after adjustments - beginning of period	$91,580	$101,473
Net (loss) income	(5,526)	(1,881)
Balance – end of period	$86,054	$99,592

Accumulated other comprehensive income (loss)
Balance – beginning of period	$(21,222)	$(30,172)
Other comprehensive (loss) income	(1,479)	6,313
Balance – end of period	$(22,701)	$(23,859)
Total shareholders' equity	$103,208	$115,588

See notes to interim condensed consolidated financial statements

Vericity, Inc.

Interim Condensed Consolidated Statements of Cash Flows

(dollars in thousands)

	Three Months Ended March 31,
	2024	2023
	(Unaudited)
Cash flows from operating activities
Net (loss) income	$(5,526)	$(1,881)
Adjustments to reconcile net (loss) income to net cash (used) provided by operating activities:
Depreciation and amortization and other non-cash items	1,661	1,221
Interest credited to policyholder account balances	613	689
Deferred income tax	(686)	(999)
Net investment losses (gains)	380	539
Interest expense	719	492
Change in:
Accrued investment income	(97)	(326)
Reinsurance recoverables, net	(1,626)	(9,651)
Deferred policy acquisition costs	(1,110)	1,515
Commissions and agent balances	(4,797)	(8,734)
Other assets	(4,625)	(2,134)
Insurance liabilities	9,464	9,283
Other liabilities	4,180	4,632
Net cash (used) provided by operating activities	(1,450)	(5,354)
Cash flows from investing activities
Sales, maturities and repayments of:
Fixed maturities	21,951	22,384
Mortgage loans	938	1,709
Purchases of:
Fixed maturities	(12,664)	(20,273)
Short-term investments	(792)	—
Mortgage loans	—	(144)
Other invested assets	(127)	(164)
Change in policyholder loans, net	(67)	(154)
Other, net	(1,745)	(1,120)
Net cash provided (used) by investing activities	7,494	2,238
Cash flows from financing activities
Debt issued	4,945	12,876
Debt repaid	(3,415)	(10,883)
Deposits to policyholder account balances	141	210
Withdrawals from policyholder account balances	(2,019)	(3,568)
Net cash (used) provided by financing activities	(348)	(1,365)
Net increase (decrease) in cash, cash equivalents and restricted cash	5,696	(4,481)
Cash, cash equivalents and restricted cash – beginning of period	8,044	9,776
Cash, cash equivalents and restricted cash – end of period	$13,740	$5,295
Supplemental cash flow information
Non-cash transactions:	$—	$—

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

On October 3, 2023, the Company issued a Form 8-K and press release announcing the execution of the Merger Agreement and the Form 8-K is incorporated into this filing by reference. The Merger is expected to close in Q2, 2024.

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

The accompanying interim condensed consolidated financial statements present the accounts of the Company and subsidiaries for the three months ended March 31, 2024 and March 31, 2023 and at March 31, 2024 and December 31, 2023. These interim condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report in the Form 10-K for the year ended December 31, 2023. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.

Basis of Presentation

These interim condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The unaudited interim condensed consolidated financial information furnished herein reflects all adjustments which are, in the opinion of management, necessary to fairly state the results for the interim periods presented. All such adjustments are of a normal recurring nature. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted from this report, as is permitted by such rules and regulations. Accordingly, these interim condensed consolidated financial statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2023, and notes thereto, included in the Form 10-K.

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

Accounting Standards Adopted and Pending

There were no significant accounting changes in 2024 that had a material impact on the Company's GAAP-basis financial statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments— Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance requires that Other-Than-Temporary Impairment (OTTI) on a debt security will be recognized as an allowance going forward, such that improvements in expected future cash flows after an impairment will no longer be reflected as a prospective yield adjustment through net investment income, but rather a reversal of the previous impairment and recognized through net gains (losses) on investments. The guidance also requires enhanced disclosures. In March 2022, the FASB issued ASU 2022-02 – Financial Instruments—Credit Losses (Topic 326): Troubled Debt Restructuring and Vintage Disclosure. This ASU was issued to eliminate the troubled debt restructuring recognition and measurement guidance for creditors that have adopted the current expected credit loss guidance while enhancing disclosure requirements for certain loan refinancing and restructurings by creditors when a borrower is experiencing financial difficulty. The Company has assessed the impact of ASU 2016-13 and has established an additional for credit losses on our mortgage portfolio of $237. The tax effected amount of $187 is reflected as a beginning of year equity as a Cumulative effect adjustment from changes in accounting guidance, net of tax. The Company has also assessed fixed maturities - available-for-sale, reinsurance recoverables and commissions and agent balances and determined no additional allowance for credit losses is needed. We also adopted the required disclosures within Note 2 Investments, Note 4 Reinsurance, Note 9 Accumulated Other Comprehensive Income and Note 10 Business Segments. Due to the adoption of the measurement of credit losses on financial instruments accounting standard, prior change in valuation allowance is now presented as a change in allowance for credit losses

Note 2 – Investments

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

Fixed Maturities

The amortized cost, gross unrealized gains, gross unrealized losses, fair value, and net of allowances for credit losses are included in accumulated other comprehensive income (AOCI) of fixed maturities available-for-sale are as follows:

	March 31, 2024
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agencies	$10,171	$257	$(572)	$9,856
U.S. agency mortgage-backed	7,018	37	(595)	6,460
State and political subdivisions	80,891	359	(9,692)	71,558
Corporate and miscellaneous	165,521	1,796	(12,641)	154,676
Foreign government	130	3	—	133
Residential mortgage-backed	8,194	80	(535)	7,739
Commercial mortgage-backed	22,101	11	(1,512)	20,600
Asset-backed	32,287	62	(1,847)	30,502
Total fixed maturities	$326,313	$2,605	$(27,394)	$301,524

	December 31, 2023
Fixed maturities	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
U.S. government and agencies	$10,188	$365	$(488)	$10,065
U.S. agency mortgage-backed	7,173	61	(516)	6,718
State and political subdivisions	79,362	347	(9,490)	70,219
Corporate and miscellaneous	174,263	2,733	(11,700)	165,296
Foreign government	130	5	—	135
Residential mortgage-backed	7,302	96	(523)	6,875
Commercial mortgage-backed	22,043	23	(1,678)	20,388
Asset-backed	35,681	86	(2,081)	33,686
Total fixed maturities	$336,142	$3,716	$(26,476)	$313,382

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

	March 31, 2024
	Amortized Cost	Fair Value
Due in one year or less	$6,207	$6,126
Due after one year through five years	33,569	32,728
Due after five years through ten years	75,051	71,357
Due after ten years	141,885	126,012
Securities not due at a single maturity date — primarily mortgage and asset-backed	69,601	65,301
Total fixed maturities	$326,313	$301,524

Fixed maturities with a carrying value of $2,610 and $2,689 were on deposit with governmental authorities, as required by law at March 31, 2024 and December 31, 2023, respectively.

The Company’s fixed maturities portfolio was primarily composed of investment grade securities, defined as a security having a rating of Aaa, Aa, A, or Baa from Moody’s, AAA, AA, A, or BBB from Standard & Poor’s, or National Association of Insurance Commissioners (NAIC) rating of NAIC 1 or NAIC 2. Investment grade securities comprised 96.2% and 96.0% of the Company’s total fixed maturities portfolio at March 31, 2024 and December 31, 2023, respectively.

At March 31, 2024 and December 31, 2023, the Company had commitments to make investments in available-for-sale securities in the amount of $411 and $0, respectively.

Mortgage Loans

The Company makes investments in commercial mortgage loans. The Company, along with other investors, owns a pro rata share of each loan. The Company participates in 33 such investment instruments with ownership shares ranging from 0.6% to 30.0% of the trust at March 31, 2024. The Company owns a share of 307 mortgage loans with an average loan balance of $130 and a maximum exposure related to any single loan of $600. Mortgage loan holdings are diversified by geography and property type as follows:

	March 31, 2024		December 31, 2023
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
Property Type:
Retail	$12,367	30.7%	$12,812	31.2%
Office	10,530	26.2%	10,635	25.9%
Industrial	7,386	18.4%	7,476	18.2%
Mixed use	4,654	11.6%	4,798	11.7%
Apartments	1,960	4.9%	2,077	5.0%
Medical office	2,393	6.0%	2,423	5.9%
Other	879	2.2%	886	2.1%
Gross carrying value of mortgage loans	40,169	100.0%	41,107	100.0%
Credit loss allowance	(566)		(573)
Net carrying value of mortgage loans	$39,603		$40,534

	March 31, 2024		December 31, 2023
	Gross Carrying Value	% of Total	Gross Carrying Value	% of Total
U.S. Region:
West South Central	$9,935	24.7%	$10,038	24.3%
East North Central	11,588	28.8%	12,184	29.6%
South Atlantic	7,938	19.8%	8,046	19.6%
West North Central	2,300	5.7%	2,328	5.7%
Mountain	2,524	6.3%	2,560	6.2%
Middle Atlantic	1,966	4.9%	1,986	4.8%
East South Central	3,480	8.7%	3,519	8.7%
Pacific	438	1.1%	446	1.1%
Gross carrying value of mortgage loans	40,169	100.0%	41,107	100.0%
Credit loss allowance	(566)		(573)
Net carrying value of mortgage loans	$39,603		$40,534

During the three months ended March 31, 2024 and March 31, 2023, $0 and $144 of new mortgage loans were purchased, respectively, which did not include second lien mortgage loans. There were no taxes, assessments, or any amounts advanced that were not included in the mortgage loan balances at March 31, 2024 and December 31, 2023. At March 31, 2024 and December 31, 2023, the Company had no mortgage loans that were in a restructured status, respectively. There were no impairments for mortgage loans during the three months ended March 31, 2024 and December 31, 2023.

The changes in the allowances for credit losses for commercial mortgage loans were as follows:

	Three Months Ended March 31, 2024	Year Ended December 31, 2023
Beginning balance	$573	$83
Net increase in allowances for credit losses related to change in accounting standards	—	237
Net (decrease) increase in allowances for credit losses	(7)	253
Ending balance	$566	$573

At March 31, 2024 and December 31, 2023, the Company had no mortgage loans that were on non-accrual status.

At March 31, 2024 and December 31, 2023, the Company had commitments to make investments in mortgage loans in the amount of $3,828 and $3,734, respectively.

Net Investment Income

The sources of net investment income are as follows:

	Three Months Ended March 31,
	2024	2023
Income from:
Fixed maturities	$3,875	$3,868
Policyholder loans	85	97
Mortgage loans	479	726
Cash, cash equivalents and restricted cash	44	31
Gross investment income	4,483	4,722
Investment expenses	(348)	(375)
Net investment income	$4,135	$4,347

Investment expenses include investment management fees, some of which include incentives based on market performance, custodial fees and internal costs for investment-related activities.

Net Investment (Losses) Gains

The sources of net investment gains (losses) are as follows:

	Three Months Ended March 31,
	2024	2023
Investment (losses) gains from sales:
Fixed maturities	$(500)	$36
Mortgage loans	—	—
Gains and losses from sales	(500)	36
Valuation change of other invested assets - (decline) appreciation:	113	(545)
Change in allowance for credit losses	7	(30)
Total net gains (losses) on investments	$(380)	$(539)

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

A roll-forward of the cumulative credit losses on fixed maturities are as follows:

	March 31,	December 31,
	2024	2023
Beginning allowance for credit loss balance	$28	$-
Increase in credit loss allowance	—	28
Reduction of credit losses allowances related to securities sold during period	—	—
Ending allowance for credit loss balance	$28	$28

Unrealized Losses for Fixed Maturities

The Company’s fair value and gross unrealized losses for fixed maturities available-for-sale, aggregated by investment category and length of time that individual securities have been in a continuous gross unrealized loss position are as follows:

	12 months or less		Longer than 12 months		Total
March 31, 2024	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. government and agencies	$994	$(6)	$2,652	$(566)	$3,646	$(572)
U.S. agency mortgage-backed	452	(4)	4,663	(591)	5,115	(595)
State and political subdivisions	9,992	(258)	46,997	(9,434)	56,989	(9,692)
Corporate and miscellaneous	27,711	(2,044)	60,852	(10,597)	88,563	(12,641)
Residential mortgage-backed	849	(12)	3,135	(523)	3,984	(535)
Commercial mortgage-backed	1,246	(25)	17,878	(1,487)	19,124	(1,512)
Asset-backed	4,286	(224)	20,076	(1,623)	24,362	(1,847)
Total fixed maturities	$45,530	$(2,573)	$156,253	$(24,821)	$201,783	$(27,394)

	12 months or less		Longer than 12 months		Total
December 31, 2023	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
Fixed maturities
U.S. agency mortgage-backed	$499	$(1)	$2,732	$(488)	$3,231	$(489)
U.S. agency mortgage-backed	94	—	4,879	(515)	4,973	(515)
State and political subdivisions	8,151	(176)	45,628	(9,314)	53,779	(9,490)
Corporate and miscellaneous	22,527	(1,871)	66,482	(9,829)	89,009	(11,700)
Residential mortgage-backed	269	(10)	3,029	(513)	3,298	(523)
Commercial mortgage-backed	1,430	(53)	17,582	(1,625)	19,012	(1,678)
Asset-backed	3,551	(190)	26,644	(1,891)	30,195	(2,081)
Total fixed maturities	$36,521	$(2,301)	$166,976	$(24,175)	$203,497	$(26,476)

The indicated gross unrealized losses in all fixed maturity categories increased to $27,394 from $26,476 at March 31, 2024 and December 31, 2023, respectively. Based on the Company’s current evaluation of its fixed maturities in an unrealized loss position, in accordance with our impairment policy and the Company’s current intentions to hold these securities, the Company concluded that these securities do not have credit losses.

Information and concentrations related to fixed maturities in an unrealized loss position are included below. The tables below include fixed maturities and number of securities in an unrealized loss position for greater than and less than 12 months and the percentage that were investment grade at March 31, 2024.

	Unrealized Losses 12 months or less
	Gross Unrealized Losses	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. government and agencies	$(6)	$(6)	$—	$—	100%
U.S. agency mortgage-backed	(4)	(4)	—	—	100%
State and political subdivisions	(258)	(258)	—	—	100%
Corporate and miscellaneous	(2,044)	(623)	(771)	(650)	87%
Residential mortgage-backed	(12)	(8)	—	(4)	58%
Commercial mortgage-backed	(25)	(25)	—	—	100%
Asset-backed	(224)	(128)	(95)	(1)	100%
Gross unrealized losses	$(2,573)	$(1,052)	$(866)	$(655)

Total number of fixed maturities	188	158	21	9

	Unrealized Losses greater than 12 months
	Gross Unrealized Losses	Impairment is Less than 10% of Amortized Cost	Impairment is Between 10% and 20% of Amortized Cost	Impairment is Greater than 20% of Amortized Cost	Percent Investment Grade
Fixed maturities
U.S. government and agencies	$(566)	$(72)	$—	$(494)	100%
U.S. agency mortgage-backed	(591)	(174)	(417)	—	100%
State and political subdivisions	(9,434)	(623)	(3,636)	(5,175)	100%
Corporate and miscellaneous	(10,597)	(884)	(4,678)	(5,035)	85%
Residential mortgage-backed	(523)	(59)	(338)	(126)	79%
Commercial mortgage-backed	(1,487)	(915)	(565)	(7)	100%
Asset-backed	(1,623)	(703)	(900)	(20)	97%
Gross unrealized losses	$(24,821)	$(3,430)	$(10,534)	$(10,857)

Total number of fixed maturities	574	206	235	133

	Investment Grade	Below Investment Grade	Total

Fixed income securities with unrealized loss position less than or equal to 20% of amortized cost, net (1) (2)	$15,466	$416	$15,882
Fixed income securities with unrealized loss position greater than 20% of amortized cost, net (3) (4)	11,064	448	11,512
Total unrealized losses	$26,530	$864	$27,394

(1) Below investment grade fixed income securities include $108 that have been in an unrealized loss position for less than twelve months.

(2) Related to securities with an unrealized loss position less than 20% of amortized cost, net, the degree of which suggests that these securities do not pose a high risk of having credit losses.

(3) Below investment grade fixed income securities include $756 that have been in an unrealized loss position for a period of twelve or more consecutive months.

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

The annuities in payout status are certain structured settlement contracts. The policy liability for structured settlement contracts of $12,400 and $12,665 at March 31, 2024 and December 31, 2023, respectively, is computed as the present value of contractually specified future benefits. The amounts included in the policy liability for structured settlements that are life contingent at March 31, 2024 and December 31, 2023, is $9,850 and $10,014, respectively.

To the extent that unrealized gains on fixed maturities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded. A liability of $429 and $629 is included as part of the liability for structured settlements with respect to this deficiency at March 31, 2024 and December 31, 2023, respectively. The offset to this liability is recorded as a reduction of the unrealized capital gains included in AOCI.

Participating life insurance in-force was 2.3% and 2.3% of the face value of total life insurance at March 31, 2024 and December 31, 2023, respectively.

Note 4 – Reinsurance

The Company uses reinsurance to mitigate exposure to potential losses, provide additional capacity for growth, and provide greater diversity of business. For ceded reinsurance, the Company remains liable to the extent that reinsuring companies may not be able to meet their obligations under the reinsurance agreements. To manage the risk from failure of a reinsurer to meet its obligations, the Company periodically evaluates the financial condition of all of its reinsurers. The reinsurance recoverable balances are stated net of allowances for credit losses. We have recorded claim amounts anticipated to be uncollectible of $0.2 million as of March 31, 2024 and $0.2 million as of December 31, 2023.

On July 18, 2023, the Liquidation Order of Scottish Re was approved by the Delaware Court specifying the effective date of the liquidation as September 30, 2023. The Liquidation Order specifies that all reinsurance agreements of Scottish Re are cancelled effective September 30, 2023. Accordingly, ceded future policy benefits of $657 were taken down as of the effective date of the order. Amounts recoverable on paid claims of $1.4 million and $1.4 million as of March 31, 2024 and December 31, 2023, respectively have been evaluated for any further credit losses and all amounts recorded are expected to be collectible.

Reinsurance recoverables are as follows:

	March 31,	December 31,
	2024	2023
Ceded future policy benefits	$205,552	$198,973
Claims and other amounts recoverables	34,672	39,625
Ending balance	$240,224	$238,598

The reconciliation of direct premiums to net premiums is as follows:

	Three Months Ended March 31,
	2024	2023
Direct premiums	$47,504	$44,356
Assumed premiums	8,158	9,913
Ceded premiums	(33,105)	(29,931)
Net insurance premiums	$22,557	$24,338

The reconciliation of direct, assumed and ceded amounts for life, annuity, and health claim benefits is as follows:

	Three Months Ended March 31,
	2024	2023
Direct	$35,751	$34,056
Assumed	4,145	4,161
Ceded	(22,021)	(21,846)
Life, annuity, and health claim benefits	$17,875	$16,371

Net policy charges on universal life products were $47 and $47 for the three months ended March 31, 2024 and 2023, respectively and are included in other income.

At March 31, 2024 and December 31, 2023, reserves related to fixed‑rate annuity deposits assumed from a former affiliate company amounted to approximately $61,416 and $62,665, respectively, and are included with policyholder account balances in the Interim Condensed Consolidated Balance Sheets.

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

The assets and liabilities within the Closed Block are included in the Company’s condensed consolidated financial statements on the same basis as other accounts of the Company. The maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at March 31, 2024 and December 31, 2023 is $11,236 and $11,143 of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience, respectively.

The Closed Block was funded based on a model developed to forecast the future cash flows of the Closed Block, which is referred to as the actuarial calculation. The actuarial calculation projected the anticipated future cash flows of the Closed Block as established at the initial funding. We compare the actual results of the Closed Block to expected results from the actuarial calculation as part of the annual assessment of the current level of policyholder dividends. The assessment of policyholder dividends includes projections of future experience of the Closed Block. The review of Closed Block experience also includes consideration of whether a policy dividend obligation should be recorded to reflect favorable Closed Block experience that has not yet been reflected in the dividend scales. At March 31, 2024 and December 31, 2023, the Company recognized a policyholder dividend obligation of $9,783 and $9,636, respectively, resulting from the excess of actual cumulative earnings over the expected cumulative earnings and from accumulated net unrealized investment gains (losses) that have arisen subsequent to the establishment of the Closed Block.

Information regarding the Closed Block liabilities (assets) designated to the Closed Block is as follows:

	March 31,	December 31,
Closed Block Liabilities	2024	2023
Future policy benefits and claims	$28,989	$29,144
Policyholder account balances	6,414	6,492
Other policyholder liabilities	2,489	5,207
Policyholder dividend obligations	9,783	9,636
Other liabilities	374	2,068
Total Closed Block liabilities	48,049	52,547
Assets Designated to the Closed Block
Investments:
Fixed maturities - available-for-sale (amortized cost $42,414 and $42,506, respectively)	39,068	39,678
Policyholder loans	1,198	1,234
Total investments	40,266	40,912
Cash and Cash Equivalents	—	—
Premiums due and uncollected	164	81
Accrued investment income	528	484
Reinsurance recoverables	10,313	14,739
Deferred income tax assets, net	4,290	4,100
Total assets designated to the Closed Block	55,561	60,316
Excess of Closed Block assets over liabilities	7,512	7,769
Amounts included in accumulated other comprehensive income:
Unrealized investment loss (gains), net of income tax	(2,643)	(2,234)
Total amounts included in accumulated other comprehensive income	(2,643)	(2,234)
Maximum future earnings and accumulated other comprehensive income to be recognized from Closed Block assets and liabilities (includes excess assets of $11,236 and $11,143, respectively)	$(10,155)	$(10,003)

	March 31,	December 31,
Policyholder Dividend Obligations	2024	2023
Beginning balance	$9,636	$9,515
Impact from earnings allocable to policyholder dividend obligations	147	121
Change in net unrealized investment gains (losses) allocated to policyholder dividend obligations	—	—
Ending balance	$9,783	$9,636

Information regarding the Closed Block revenues and expenses is as follows:

	Three Months Ended March 31,
	2024	2023
Revenues
Net insurance premiums	$864	$1,377
Net investment income	480	438
Net Realized Investment Gains (Losses)	1	1
Total revenues	1,345	1,816
Benefits and expenses
Life and annuity benefits - including policyholder dividends of $339 and $325, respectively	1,150	1,682
Interest credited to policyholder account balances	52	41
Operating costs and expenses	(48)	170
Total expenses	1,154	1,893
Revenues, net of expenses before provision for income tax expense (benefit)	192	(77)
Income tax expense (benefit)	40	(16)
Revenues, net of expenses and provision for income tax expense (benefit)	$152	$(61)

The Company charges the Closed Block with federal income taxes and state and local premium taxes, policy maintenance costs and investment management expenses relating to the Closed Block as provided in the Closed Block Memorandum.

The following table presents the amortized cost and fair value of the Closed Block fixed maturities portfolio by contractual maturity at March 31, 2024. Actual maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties:

	Amortized Cost	Fair Value
Due in one year or less	$3,704	$3,647
Due after one year through five years	3,922	3,913
Due after five years through ten years	6,825	6,473
Due after ten years	24,865	22,018
Securities not due at a single maturity date — primarily mortgage and asset- backed	3,098	3,017
Total fixed maturities	$42,414	$39,068

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

Recurring and Non-Recurring Fair Value Measurements

The Company’s assets that are carried at fair value on a recurring and non-recurring basis, by fair value hierarchy level, are as follows:

March 31, 2024	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$9,856	$—	$9,856
U.S. agency mortgage-backed	—	6,460	—	6,460
State and political subdivisions	—	71,058	500	71,558
Corporate and miscellaneous	2,290	126,535	25,851	154,676
Foreign government	—	133	—	133
Residential mortgage-backed	—	7,739	—	7,739
Commercial mortgage-backed	—	20,600	—	20,600
Asset-backed	—	27,149	3,353	30,502
Total fixed maturities	2,290	269,530	29,704	301,524
Total recurring assets	$2,290	$269,530	$29,704	$301,524

December 31, 2023	Level 1	Level 2	Level 3	Total Fair Value
Recurring fair value measurements
Financial instruments recorded as assets:
Fixed maturities
U.S. government and agencies	$—	$10,065	$—	$10,065
U.S. agency mortgage-backed	—	6,718	—	6,718
State and political subdivisions	—	69,726	493	70,219
Corporate and miscellaneous	2,258	136,688	26,351	165,297
Foreign government	—	135	—	135
Residential mortgage-backed	—	6,875	—	6,875
Commercial mortgage-backed	—	20,388	—	20,388
Asset-backed	—	30,428	3,258	33,686
Total fixed maturities	2,258	281,023	30,102	313,383
Total recurring assets	$2,258	$281,023	$30,102	$313,383

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

		Total gains (losses) included in:
	Balance at January 1, 2024	Net Income (Loss)	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at March 31, 2024
Financial Assets
Fixed maturities
State and political subdivision	$492	$—	$8	$—	$—	$—	$—	$500
Corporate and miscellaneous	26,351	(142)	14	3,064	(3,190)	—	(246)	25,851
Asset-backed	3,259	53	(19)	143	(83)	—	—	3,353
Total assets	$30,102	$(89)	$3	$3,207	$(3,273)	$—	$(246)	$29,704

		Total gains (losses) included in:
	Balance at January 1, 2023	Net Income	OCI	Purchases	Sales	Settlements	Net Transfers	Balance at December 31, 2023
Financial Assets
Fixed maturities
State and political subdivisions	$442	$—	$50	$—	$—	$—	$—	$492
Corporate and miscellaneous	26,991	(38)	74	2,982	(4,030)	—	372	26,351
Asset-backed	3,133	106	182	658	(820)	—	—	3,259
Total assets	$30,566	$68	$306	$3,640	$(4,850)	$-	$372	$30,102

There was 1 transfer from Level 3 to Level 2 and no transfer from Level 2 to Level 3 in 2024. There were 3 transfers from Level 2 to Level 3 and 1 transfer from Level 3 to Level 2 in 2023.

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

		Estimated Fair Value
March 31, 2024	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$39,603	$—	$—	$36,357	$36,357
Policyholder loans	$7,216	$—	$—	$8,310	$8,310
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$16,017	$—	$—	$15,119	$15,119
Long/short-term debt	$51,259	$—	$—	$49,244	$49,244
Policyholder account balances	$69,414	$—	$—	$64,748	$64,748

		Estimated Fair Value
December 31, 2023	Carrying Value	Level 1	Level 2	Level 3	Total
Financial instruments recorded as assets:
Mortgage loans	$40,534	$—	$—	$37,005	$37,005
Policyholder loans	$7,149	$—	$—	$8,234	$8,234
Financial instruments recorded as liabilities:
Future policy benefits, excluding term life reserves	$16,307	$—	$—	$15,319	$15,319
Long/short-term debt	$49,010	$—	$—	$51,927	$51,927
Policyholder account balances	$70,726	$—	$—	$65,881	$65,881

The following methods and assumptions were used to estimate the fair value of these financial assets and liabilities.

Mortgage Loans — Fair value was based on the discounted value of future cash flows for all first mortgage loans adjusted for specific loan risk. The discount rate was based on the rate that would be offered for similar loans at the reporting date. Fair value excludes $1,005 and $1,098 of second and mezzanine mortgages carried at cost for which fair value is not measurable at March 31, 2024 and December 31, 2023, respectively.

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

Long and Short-Term Debt — Fair value was calculated using the discounted value of future cash flows method. The discount rate was based on the rate that is commensurable to the level of risk. The carrying amounts reported on the Interim Condensed Consolidated Balance Sheets have been divided into short and long-term based upon expected maturity dates.

Note 8 – Long and Short-Term Debt

Beginning January 1, 2024, the commission financing agreement, which has been effective since 2022 has been terminated relating to any new business. At March 31, 2024 and December 31, 2023, the Company had a net advance of $36,622 and $40,393, respectively, under this arrangement. At March 31, 2024, the Company expects to pay back the aggregate amounts as presented in the following table.

March 31, 2024
Due in one year or less	$12,976
Due after one year through two years	6,408
Due after two years through three years	5,994
Due after three years through four years	5,556
Due after four years through five years	5,091
Due after five years	39,837
Less discount	(24,603)
Total long/short-term debt	$51,259

Federal Home Loan Bank of Chicago

The Company is a member of the Federal Home Loan Bank of Chicago (FHLBC). As a member, the Company is able to borrow on a collateralized basis from the FHLBC which can be used as an alternative source of liquidity. The FHLBC membership requires the Company to own member stock. At March 31, 2024 and December 31, 2023, the Company held $270 and $270 of FHLBC common stock, which is included in Other invested assets, respectively. The Company's ability to borrow under this facility is subject to the FHLBC's discretion and requires the availability of qualifying assets. During the first three months of 2024, the Company received advances of $5,300, which remains outstanding as of March 31, 2024 and is included in the Due in one year or less line in the table above.

Note 9 – Accumulated Other Comprehensive (Loss) Income

Changes in accumulated other comprehensive (loss) income, net of taxes are as follows:

Other comprehensive income (loss)	Net Unrealized Gains (Losses) on Investments with Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at January 1, 2024	$362	$(21,584)	$(21,222)
Unrealized holding (losses) gains from changes in the market value of securities	—	(1,991)	(1,991)
Impact on Policy benefit liabilities of changes in market value of securities	—	199	199
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	—	—	-
Income tax benefit (expense)	—	313	313
Other comprehensive income (loss), net of tax	—	(1,479)	(1,479)
Balance at March 31, 2024	$362	$(23,063)	$(22,701)

Other comprehensive income (loss)	Net Unrealized Gains (Losses) on Investments with Credit Losses	Net Unrealized Gains (Losses) on Other Investments	Total
Balance at January 1, 2023	$362	$(30,534)	$(30,172)
Unrealized holding (losses) gains from changes in the market value of securities	—	7,927	7,927
Impact on Policy benefit liabilities of changes in market value of securities	—	(251)	(251)
Change in net unrealized investment (losses) gains allocated to policyholder dividend obligations	—	-	-
Income tax (expense) benefit	—	(1,363)	(1,363)
Other comprehensive income (loss), net of tax	—	6,313	6,313
Balance at March 31, 2023	$362	$(24,221)	$(23,859)

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

The Corporate & Other Segment includes expenses that will benefit the overall organization, which are not allocated to a segment. This segment recognizes net investment income on cash and invested assets held mainly as a result of the IPO and transaction expenses related to our recently announced merger transaction and interest expense on the commission financing agreement.

All intercompany accounts and transactions have been eliminated in consolidation, including any profit or loss from the sale of Insurance Segment products through the Agency Segment.

The segment results are as follows:

	Three Months Ended March 31, 2024				Three Months Ended March 31, 2023
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Net insurance premiums	$22,557	$—	$—	$22,557	$24,338	$—	$—	$24,338
Net investment income	4,079	—	56	4,135	4,273	—	74	4,347
Net (losses) gains on investments	(380)	—	—	(380)	(307)	—	(232)	(539)
Earned commissions	—	16,798	—	16,798	—	15,094	(345)	14,749
Other income	438	1,945	—	2,383	275	1,452	—	1,727
Total revenues	26,694	18,743	56	45,493	28,579	16,546	(503)	44,622
Life, annuity, and health claim benefits	18,488	—	—	18,488	17,060	—	—	17,060
Operating costs and expenses	8,199	19,814	1,455	29,468	7,704	16,419	1,646	25,769
Amortization of deferred policy acquisition costs	3,749	—	—	3,749	3,648	—	—	3,648
Total benefits and expenses	30,436	19,814	1,455	51,705	28,412	16,419	1,646	46,477
Income (loss) before income taxes	$(3,742)	$(1,071)	$(1,399)	$(6,212)	$167	$127	$(2,149)	$(1,855)

	March 31, 2024				December 31, 2023
	Insurance	Agency	Corporate & Other	Total Consolidated	Insurance	Agency	Corporate & Other	Total Consolidated
Investments and cash	$364,457	$844	$215	$365,516	$367,746	$643	$3,084	$371,473
Commissions and agent balances	13,059	45,232	—	58,291	8,471	45,023	—	53,494
Deferred policy acquisition costs	89,186	—	—	89,186	88,076	—	—	88,076
Intangible assets	—	1,635	—	1,635	—	1,635	—	1,635
Reinsurance recoverables net	240,224	—	—	240,224	238,598	—	—	238,598
Deferred income tax assets, net	20,612	—	12,784	33,396	19,195	—	13,201	32,396
Other	29,600	9,095	391	39,086	27,623	9,009	514	37,146
Total assets	$757,138	$56,806	$13,390	$827,334	$749,709	$56,310	$16,799	$822,818

All the Company’s significant revenues and long-lived assets are located in the United States, which is the Company’s country of domicile.

Note 11 –Subsequent Events

Management has evaluated subsequent events up to and including May 15, 2024, the date these Interim Condensed Consolidated Financial Statements were issued and determined there were no reportable subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations for the three months ended March 31, 2024 and 2023

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

Overview

We provide life insurance protection targeted to the middle American market. We believe there is a substantial unmet need for life insurance, particularly among domestirc households with annual incomes of between $50,000 and $125,000, a market we refer to as our target Middle Market. We differentiate our product and service offerings through innovative product design and sales processes, with an emphasis on rapidly issued products that are not medically underwritten at the time of sale.

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

War in Ukraine and Israel

The Company believes the wars in Ukraine and in and around Israel do not have a material impact on the interim condensed consolidated financial statements of the Company at March 31, 2024.

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

Critical Accounting Policies

Our critical accounting policies are described in “Note 1—Basis of Presentation and Summary of Significant Accounting Policies” to our Consolidated Financial Statements as of and for the year ended December 31, 2023 included in the Form 10-K. The preparation of the Interim Condensed Consolidated Financial Statements in conformity with GAAP requires management to use judgment in making estimates and assumptions that affect reported amounts of assets, liabilities, revenues, expenses and related disclosures. We regularly evaluate our estimates and judgments based on historical experience, market indicators and other relevant factors and circumstances. Actual results may differ from these estimates under different assumptions or conditions and may affect our financial position and results of operations. Accordingly, these Interim Condensed Consolidated Financial Statements should be read in conjunction with the financial statements as of and for the year ended December 31, 2023, and notes thereto, included in the Form 10-K.

Results of Operations

The major components of operating revenues, benefits and expenses and net (loss) income were as follows:

Vericity, Inc. Consolidated Results of Operations

(dollars in thousands)

	Three Months Ended March 31,
(dollars in thousands)
Revenues	2024	2023
Net insurance premiums	$22,557	$24,338
Net investment income	4,135	4,347
Net (losses) gains on investments	(380)	(539)
Earned commissions	16,798	14,749
Insurance lead sales	1,404	1,222
Other income	979	505
Total revenues	45,493	44,622
Benefits and expenses
Life, annuity, and health claim benefits	17,875	16,371
Interest credited to policyholder account balances	613	689
Operating costs and expenses	29,468	25,769
Amortization of deferred policy acquisition costs	3,749	3,648
Total benefits and expenses	51,705	46,477
(Loss) Income before income taxes	(6,212)	(1,855)
Income tax (benefit) expense	(686)	26
Net (loss) income	$(5,526)	$(1,881)

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Total Revenues

For the three months ended March 31, 2024, total revenues were $45.5 million compared to $44.6 million for the three months ended March 31, 2023. This increase of $0.9 million resulted primarily from an increase in earned commissions, other income, insurance lead sales, partially offset by a decrease in net insurance premiums and net investment income.

Benefits and Expenses

For the three months ended March 31, 2024, total benefits and expenses were $51.7 million compared to $46.5 million for the three months ended March 31, 2023. This increase of $5.2 million is driven by higher operating expenses and claim benefits.

Income (Loss) Before Income Taxes

For the three months ended March 31, 2024, net loss before taxes was $6.2 million compared to net loss before taxes of $1.9 million for the three months ended March 31, 2023. This increase in net loss of $4.3 million was primarily due to lower net insurance premiums and higher operating expenses and higher claim benefits, partially offset by an increase from earned commissions.

Consolidated Results

The following analysis reconciles the reported segment results to the Company’s total consolidated results.

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
(Loss) Income before income tax by segment
Agency	$(1,071)	$127
Insurance	(3,742)	167
Corporate & Other	(1,399)	(2,149)
(Loss) Income from operations before income tax	(6,212)	(1,855)
Income tax (benefit) expense	(686)	26
Net (loss) income	$(5,526)	$(1,881)

Agency Segment

The results of our Agency Segment were as follows:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Revenues
Earned commissions	$16,798	$15,094
Insurance lead sales & Other	1,945	1,452
Total revenues	18,743	16,546
Expenses
Operating costs and expenses	19,814	16,419
Total expenses	19,814	16,419
(Loss) Income before income taxes	$(1,071)	$127

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Earned Commissions

For the three months ended March 31, 2024, earned commissions were $16.8 million compared to $15.1 million for the three months ended March 31, 2023. This increase of $1.7 million resulted from increased sales in the retail channel.

Operating Costs and Expenses

For the three months ended March 31, 2024, operating costs and expenses were $19.8 million compared to $16.4 million for the three months ended March 31, 2023. This increase of $3.4 million was primarily due to an increase in variable costs.

Income (Loss) Before Income Taxes

For the three months ended March 31, 2024, the Agency Segment net loss before taxes was $1.1 million compared to net income of $0.1 million for the three months ended March 31, 2023. This decrease in net income of $1.2 million was the result of higher operating expenses, partially offset by increased earned commissions.

Insurance Segment

The results of our Insurance Segment were as follows:

	Three Months Ended March 31,
	2024	2023
(dollars in thousands)
Revenues
Net insurance premiums	$22,557	$24,338
Net investment income	4,079	4,273
Net (losses) gains on investments	(380)	(307)
Other income	438	275
Total revenues	$26,694	$28,579
Benefits and expenses
Life, annuity, and health claim benefits	17,875	16,371
Interest credited to policyholder account balances	613	689
Operating costs and expenses	8,199	7,704
Amortization of deferred policy acquisition costs	3,749	3,648
Total benefits and expenses	30,436	28,412
(Loss) Income before income taxes	$(3,742)	$167

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Net Insurance Premiums

For the three months ended March 31, 2024, net insurance premiums were $22.6 million compared to $24.3 million for the three months ended March 31, 2023. This decrease of $1.7 million in net insurance premiums was attributable to a decrease of $1.7 million related to the LifeTime Benefit term product.

Other Income

For the three months ended March 31, 2024, other income increased to $0.4 million compared to $0.3 million for the three months ended March 31, 2023. The $0.1 million increase was mainly due to our licensing arrangement on our patented LifeTime Benefit term product.

Life, Annuity and Health Claim Benefits

For the three months ended March 31, 2024, life, annuity and health claim benefits were $17.9 million compared with $16.4 million for the three months ended March 31, 2023. This increase of $1.5 million was primarily due to our Non Core lines of $1.4 million and our Core lines of $0.4 million, partially offset by a decrease in Closed Block of $0.5 million.

Operating Costs and Expenses

For the three months ended March 31, 2024, operating costs and expenses were $8.2 million compared to $7.7 million for the three months ended March 31, 2023. The $0.5 million increase was primarily due to increased staff costs.

Amortization of Deferred Policy Acquisition Costs

For the three months ended March 31, 2024, amortization of deferred policy acquisition costs was $3.7 million compared to $3.6 million for the three months ended March 31, 2023. This decrease of $0.1 million is primarily related to a decrease of $0.3 million in Closed Block and an increase in Non core of $0.2 million and Core of $0.1 million.

Income (Loss) Before Income Taxes

For the three months ended March 31, 2024, net loss was $3.7 million compared to net income of $0.2 million for the three months ended March 31, 2023. This increase in net loss of $3.9 million resulted primarily from a decrease in net insurance premiums of $1.7 million, increased claim benefits of $1.5 million, and higher operating costs and expenses of $0.5 million.

Closed Block

The Closed Block was formed as of October 1, 2006 and contains all participating policies issued or assumed by Fidelity Life. The assets and future net cash flows of the Closed Block are available only for purposes of paying benefits, expenses and dividends of the Closed Block and are not available to the Company, except for an amount of additional funding that was established at inception. The additional funding was designed to protect the block against future adverse experience, and if the funding is not required for that purpose, it is subject to reversion to the Company in the future. Any reversion of Closed Block assets to the Company must be approved by the IDOI.

The maximum future earnings to be recognized from Closed Block assets and liabilities represent the estimated future Closed Block profits that will accrue to the Company and is calculated as the excess of Closed Block assets over Closed Block liabilities. Included in Closed Block assets at March 31, 2024 and December 31, 2023, are $11.2 million and $11.1 million, respectively, of additional Closed Block funding, plus accrued interest, that is eligible for reversion to the Company if not needed to fund Closed Block experience.

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

Corporate & Other Segment

The results of the Corporate & Other Segment were as follows:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Revenues
Net investment income	$56	$74
Net (losses) gains on investments	—	(232)
Earned commissions	—	(345)
Total revenues	56	(503)
Expenses
Operating costs and expenses	1,455	1,646
Total expenses	1,455	1,646
(Loss) income from operations before income tax	$(1,399)	$(2,149)

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

Net (Losses) Gains on Investments

For the three months ended March 31, 2024, net losses on investments was zero compared to $0.2 million for the three months ended March 31, 2023. The decrease in net loss is attributable to market value losses on other invested assets held in the Corporate segment during 2023.

Earned Commissions

For the three months ended March 31, 2024, earned commissions were zero compared to ($0.3) million for the three months ended March 31, 2023. This change is attributable to no intersegment earned commissions in the Corporate and Other segment.

Operating Expenses

For the three months ended March 31, 2024, operating expenses were $1.5 million compared to $1.6 million for the three months ended March 31, 2023. This decrease of $0.1 million is attributable to a decrease in staff costs.

(Loss) Income Before Income Taxes

For the three months ended March 31, 2024, net loss decreased $1.4 million from $2.1 million for the three months ended March 31, 2023. The decreased loss is primarily due to no earned commissions and a decrease in operating costs and expenses.

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

The following table shows the distribution of the fixed maturities classified as available-for-sale by quality rating using the rating assigned by Standard & Poor’s (S&P), a nationally recognized statistical rating organization. For securities where the S&P rating is not available (not rated), the NAIC rating is used. Over the periods presented, we have maintained a consistent weighted average bond quality rating of “A.” The percentage allocation of total investment grade securities was 96.2% and 96.0% at March 31, 2024 and December 31, 2023, respectively.

	Estimated Fair Value
	March 31, 2024		December 31, 2023
	(dollars in thousands)
S&P Rating
AAA	$35,969	11.9%	$36,750	11.7%
AA	79,904	26.6%	81,513	26.0%
A	69,083	22.9%	70,682	22.6%
BBB	44,552	14.8%	51,638	16.5%
Not rated	60,444	20.0%	60,263	19.2%
Total investment grade	289,952	96.2%	300,846	96.0%
BB	4,616	1.5%	5,134	1.6%
B	1,841	0.6%	2,844	1.0%
CCC	869	0.3%	407	0.1%
Not rated	4,246	1.4%	4,151	1.3%
Total below investment grade	11,572	3.8%	12,536	4.0%
Total	$301,524	100.0%	$313,382	100.0%

The following table sets forth the maturity profile of our fixed maturities at March 31, 2024 from December 31, 2023. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations, with or without penalty.

	March 31, 2024				December 31, 2023
(dollars in thousands)	Amortized Cost	%	Fair Value	%	Amortized Cost	%	Fair Value	%
Due in one year or less	$6,207	1.9%	$6,126	2.0%	$7,754	2.3%	$7,670	2.4%
Due after one year through five years	33,569	10.3%	32,728	10.9%	37,576	11.2%	36,830	11.8%
Due after five years through ten years	75,051	23.0%	71,357	23.7%	74,512	22.2%	71,313	22.8%
Due after ten years	141,885	43.5%	126,012	41.8%	144,102	42.9%	129,902	41.5%
Securities not due at a single maturity date-primarily mortgage and asset-backed securities	69,601	21.3%	65,301	21.6%	72,198	21.5%	67,667	21.6%
Total fixed maturities	$326,313	100.0%	$301,524	100.0%	$336,142	100.1%	$313,382	100.0%

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

Net Investment Income

One key measure of our net investment income is the book yield on our holdings of fixed maturities classified as available-for-sale. Fair value of these securities totaled $301.5 million and $313.4 million as of March 31, 2024 and December 31, 2023, respectively. Book yield is the effective interest rate, before investment expenses, that we earn on these investments. Book yield is calculated as the percent of net investment income to the average amortized cost of the underlying investments for the period. For the three months ended March 31, 2024 and 2023, our book yield on fixed maturities available-for-sale was 4.7% and 4.6%, respectively. See “Note 2 – Investments” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

Interest Credited to Policyholder Account Balances

Included with the future policy benefits is the liability for contract holder deposits on deferred annuity contracts assumed through two reinsurance agreements effective in 1991 and 1992 and certain other policy funds left on deposit with the Company. The aggregate liability for deposits is as follows:

	March 31, 2024	December 31, 2023	March 31, 2024	March 31, 2023
	Ending Balance	Ending Balance	Year to Date Interest Credited	Year to Date Interest Credited
	(dollars in thousands)
Annuity contract holder deposits—assumed	$61,416	$62,665	$553	$640
Dividends left on deposit	6,414	6,492	52	41
Other	1,584	1,569	8	9
Total	$69,414	$70,726	$613	$690

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

Unrealized Holding Gains (Losses)

The Company records capital appreciation/depreciation on the available-for-sale fixed maturities. At March 31, 2024 and March 31, 2023, accumulated other comprehensive income (loss), from mark-to-market adjustments of our available-for-sale fixed income securities, net of federal income taxes and reserves was ($1.5) million and $6.3 million, respectively. See “Note 9 – Accumulated other comprehensive (loss) income” in the Notes to the Interim Condensed Consolidated Financial Statements included in this Form 10-Q.

At March 31, 2024 our fixed maturity securities had an unrealized loss of $24.7 million compared to an unrealized loss of $22.8 million at December 31, 2023. The Company’s unrealized loss incurred in 2024 was $2.0 million in our fixed maturities portfolio, which has a duration of 7.0 years, convexity of 0.787, and current yield of 5.6%, is primarily accounted for by the increase in the 10-year treasury bill yield for the first three months of 2024 of 32 basis points, partially offset by compressed credit spreads during the same period.

Financial Position

At March 31, 2024, we had total assets of $827.3 million compared to total assets at December 31, 2023 of $822.8 million, an increase of $4.5 million.

Cash and cash equivalents increased $5.7 million, which is attributable to cash inflows from investing activities, offset by cash outflows from operating and financing activities. See Cash Flows section for further discussion on changes in cash. Commission and agent balances increased $4.8 million due to increased commission advanced in the Insurance segment. Other assets increased $1.8 million, primarily due to unsettled trades of fixed maturities. Reinsurance recoverables increased $1.6 million as a result of a $4.5 million increase in ceded policy and claim reserves, offset by a $2.9 million decrease related to the timing of reinsured claim settlements. Deferred policy acquisition costs increased $1.1 million, resulting from deferrals of new business of $4.8 million and amortization of $3.8 million. Deferred income tax assets increased $1.0 million due to a tax credit of $0.7 million and an increase of $0.3 million as a result of a deferred tax on increased unrealized investment gains. The above increases were partially offset by a decrease in the invested asset base of $11.7 million, mainly due to $9.3 million in net sales along with an increase in net unrealized losses of $2.0 million in our fixed maturities portfolio.

At March 31, 2024, we had total liabilities of $724.1 million compared to total liabilities of $712.6 million at December 31, 2023, an increase of $11.5 million. Future policy benefits and claims increased $10.0 million, primarily due to a $10.8 million increase in Core Life and Non Core Life lines, resulting from growth of the underlying blocks of business, partially offset by decreases in Annuities and assumed life of $0.3 million and Closed Block of $0.2 million. Reinsurance liabilities and payables increased $5.8 million, primarily due to timing of reinsurance settlements. Debt increased $2.2 million related to an increase in short-term debt of $3.7 million offset by a decrease in $1.5 million in long-term debt. The above increases were partially offset by decreases in Other liabilities of $4.5 million and a $1.3 million decrease in Policyholder account balances, largely due to annuity payments.

At March 31, 2024, total equity decreased to $103.2 million from $110.2 million at December 31, 2023. This decrease in equity of $7.0 million primarily consists of a net loss of $5.5 million and a decrease of $1.5 million in other comprehensive income.

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

Under our commission financing arrangement with Hannover Life, which ended on January 1, 2024, Fidelity Life was able to pay level annual commissions instead of first year only commissions to Efinancial for sales of RAPIDecision® Life policies and Hannover Life advanced to Efinancial amounts approximately equal to first year only commissions for sales of those policies. This arrangement reduces Fidelity Life’s surplus strain associated with issuing RAPIDecision® Life business while helping to provide liquidity for Efinancial through the receipt of larger first year only commissions. As of March 31, 2024 and December 31, 2023, we had net advances of $36.6 million and $40.4 million, respectively, under this arrangement.

We are a member of the Federal Home Loan Bank of Chicago (FHLBC). As a member, we are able to borrow on a collateralized basis from the FHLBC. At March 31, 2024 and December 31, 2023, the Company held $270 and $270 of FHLBC common stock, which is included in Other invested assets, respectively. The Company's ability to borrow under this facility is subject to the FHLBC's discretion and requires the availability of qualifying assets. Interest on borrowed funds is charged at variable rates established from time to time by the FHLBC based on the interest rate option selected at the time of the borrowing. The Company borrowed $5.3 million and $21 million in the three months ended March 31, 2024 and the twelve months ended December 31, 2023, respectively.

Cash Flows

For the three months ended March 31, 2024, the Company had a net increase in cash of $5.7 million compared to a net decrease of $4.5 million for the three months ended March 31, 2023.

The increase in cash flows from operating activities is primarily due to timing related to both reinsurance recoverables settlements and payments of reinsurance liabilities.

Cash flows from investing activities mainly includes our fixed maturities and mortgage loans. Period to period, the cash flows associated with the changes in these portfolios will vary between cash sources and cash uses depending on the need for cash or the excess of cash from operating activities, as well as portfolio trading due to investment market conditions. In the first three months of 2024, cash of $7.5 million was provided by investing activities and includes $9.3 million of investment sales and maturities net of purchases, primarily in the fixed maturities portfolio, partially offset by $1.7 million of capitalized software.

Cash flows used financing activities were $0.4 million which includes $2.0 million in cash withdrawals, net of deposits, by contract holders of annuities that were primarily written in the late 1980s, partially offset by $1.5 million net proceeds comprised of our borrowings from the FHLBC less net payments under from our commission financing program.

The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
	(dollars in thousands)
Consolidated Summary of Cash Flows
Net cash (used) provided by operating activities	$(1,450)	$(5,354)
Net cash provided (used) by investing activities	7,494	2,238
Net cash (used) provided by financing activities	(348)	(1,365)
Net increase (decrease) in cash, cash equivalents and restricted cash	$5,696	$(4,481)

Recent Accounting Pronouncements

All applicable adopted accounting pronouncements have been reflected in our Interim Condensed Consolidated Financial Statements as of and for the three months ended March 31, 2024.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Use of IPO Proceeds

None since initial public offering of August 7, 2019

Item 3. Default upon Senior Securities

None

Item 4. Mine Safety Disclosures

None

Item 5. Other Information

Rule 16a-1(f)

During the three months ended March 31, 2024, none of the officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934) or directors of the Company adopted or, terminated or, modified any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement,” as such term is defined in Item 408(a) of Regulation S-K.

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

The cybersecurity framework is in alignment with corporate governance programs and regulatory requirements such as the following:

•Enterprise Risk Management led by the Legal Department

•SEC, Sarbanes-Oxley Compliance Program, and IDOI compliance led by Internal Audit

•Privacy and GLBA Compliance led by the Privacy and Compliance Teams.

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

With a more than 20 years of experience in the information technology field, the team is led by our Director of Cybersecurity who in turn reports directly to Vericity’s Chief Information Officer. Vericity’s Board of Directors oversees cybersecurity risk management and delegates oversight of our information security program to our executive officers and our Chief Information Officer reports quarterly to our Board of Directors. Vericity’s partially outsourced internal audit team reports to Vericity’s Audit Committee on Cybersecurity testing and the program itself.

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

Item 6. Exhibits

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

31.2	Certification of Chief Financial Officer, pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act, as amended

32.1	Certification of Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents.

101.CAL	Inline XBRL Taxonomy Extension Calculation Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Document.

101.LAB	Inline XBRL Taxonomy Extension Label Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Document.

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Vericity, Inc.

Date: May 15, 2024	By:	/s/ Chris S. Kim
Chris S. Kim
Executive Vice President, Chief Financial Officer and Treasurer